Form 10-Q
period 2002-03-31
LOGICVISION INC
filed 2002-05-15
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File No.: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Metro Drive, Third Floor
San Jose, California 95110
(Address of principal executive offices)

Telephone: (408) 453-0146
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

On April 30, 2002, 14,929,181 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2002

i

PART I:

FINANCIAL INFORMATION

Item 1:     Financial Statements

The unaudited condensed consolidated financial information for the quarter ended March 31, 2002 of LogicVision, Inc. (“LogicVision” or the “Company”) and comparative unaudited condensed consolidated financial information for the corresponding period of the prior year, together with the balance sheet as of December 31, 2001, are attached hereto and incorporated herein.

LOGICVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,099	$34,496
Accounts receivable, net	4,005	3,184
Prepaid expenses and other current assets	660	866

Total current assets	29,764	38,546
Property and equipment, net	1,303	1,453
Marketable securities	19,973	11,984
Other long-term assets	610	749

Total assets	$51,650	$52,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	955	740
Accrued liabilities	1,599	1,766
Deferred revenue, current portion	3,658	4,667

Total current liabilities	6,212	7,173
Deferred revenue	772	1,319

Total liabilities	6,984	8,492
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 14,875,904 shares at March 31, 2002 and 14,872,411 shares at December 31, 2001	1	1
Additional paid-in-capital	97,126	97,179
Deferred stock based compensation	(2,422)	(2,863)
Accumulated other comprehensive income	36	17
Accumulated deficit	(50,075)	(50,094)

Total stockholders’ equity	44,666	44,240

Total liabilities and stockholders’ equity	$51,650	$52,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues:
License	$4,056	$1,997
Service	1,774	1,142
Royalties	20	—

Total revenues	5,850	3,139

Cost of revenues:
License	306	13
Service	830	451

Total cost of revenues	1,136	464

Gross profit	4,714	2,675

Operating expenses:
Research and development	1,292	1,378
Sales and marketing	2,289	2,678
General and administrative	959	933
Amortization of deferred stock compensation	426	673

Total operating expenses	4,966	5,662

Loss from operations	(252)	(2,987)
Interest and other income	288	113

Income (loss) before provision for income taxes	36	(2,874)
Provision for income taxes	17	14

Net income (loss)	$19	$(2,888)

Accretion of redeemable convertible preferred stock	—	43

Net income (loss) attributable to common stockholders	$19	$(2,931)

Net income (loss) per share attributable to common stockholders, basic	$0.00	$(1.54)
Net income (loss) per share attributable to common stockholders, diluted	$0.00	$(1.54)
Weighted average number of shares outstanding, basic	14,875	1,900
Weighted average number of shares outstanding, diluted	17,480	1,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$19	$(2,888)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	305	228
Amortization of deferred stock compensation	426	673
Changes in operating assets and liabilities:
Accounts receivable	(821)	648
Prepaid expenses and other current assets	206	2
Other long-term assets	6	(19)
Accounts payable	215	(506)
Deferred revenue	(1,556)	(406)
Accrued liabilities	(167)	(1,163)

Net cash used in operating activities	(1,367)	(3,431)

Cash flows from investing activities:
Purchase of marketable securities	(7,989)	—
Purchases of property and equipment	(21)	(62)
Purchase of technology license	—	(121)

Net cash used in investing activities	(8,010)	(183)

Cash flows from financing activities:
Stock issuance costs	(44)	—
Proceeds from exercise of stock options	5	20

Net cash (used in) provided by financing activities	(39)	20

Effect of exchange rate on cash	19	17

Net decrease in cash and cash equivalents	(9,397)	(3,577)
Cash and cash equivalents, beginning of period	34,496	9,708

Cash and cash equivalents, end of period	$25,099	$6,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LogicVision, Inc. (“LogicVision” or the “Company”) and its wholly-owned subsidiaries after elimination of all inter-company transactions. The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other future periods. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Note 2.    Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 141, use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. The provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company has adopted these statements. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of SFAS 143 will not have an impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods within those fiscal years. The Company has adopted this statement. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations.

Note 3.    Cash Equivalents and Marketable Securities

The Company considers all highly liquid investment instruments with original maturities of three months or less at the acquisition date to be cash equivalents. All marketable securities have been classified as held-to-maturity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on specific identification method. Cash equivalents and marketable securities consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Cash and cash equivalents:
Cash	$1,179	$1,116
Money market funds	17,220	24,380
U.S. government agency notes	6,700	9,000

Total cash and cash equivalents	$25,099	$34,496

Marketable securities:
U.S. government agency notes	$19,973	$11,984

Total marketable securities	$19,973	$11,984

Note 4.    Concentration of Credit Risk

We have been dependent on a relatively small number of customers for a substantial portion of our revenues, although the customers comprising this group have changed from time to time. In the three month period ended March 31, 2002, two customers accounted for 20% and 16% of our revenues, respectively. In the three month period ended March 31, 2001, three customers accounted for 16%, 11% and 10% of our revenues, respectively.

Note 5.    Industry and Segment Information

In fiscal 1999, the Company adopted SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance.

The Company currently operates in one reportable segment, the semiconductor intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company’s principal markets include North America, Asia and Europe.

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial statements of LogicVision’s subsidiaries located outside of the U.S. generally are measured using the local currency as the functional currency. Adjustments to translate those statements into U.S dollars are accumulated in Accumulated Other Comprehensive Income and reported as a separate component of Stockholders’ Equity.

Net revenues are attributed to the countries in which the products and services are delivered and represent sales to unaffiliated customers (in thousands).

	Three Months Ended March 31,
Net revenues:	2002	2001
North America	$3,677	$2,102
Europe	51	331
Asia	2,105	706
Others	17	—

	$5,850	$3,139

Note 6.    Net Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of the common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2001 does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator—Basic and Diluted
Net income (loss) attributable to common stockholders	$19	$(2,931)

Denominator—Basic
Common stock outstanding	14,875	1,900

Basic net income (loss) per share attributable to common stockholders	$0.00	$(1.54)

Denominator—Diluted
Denominator—Basic	14,875	1,900
Effect of Dilutive Securities
Common stock options	2,118	—
Common stock warrants	487	—

	17,480	1,900

Diluted net income (loss) per share attributable to common stockholders	$0.00	$(1.54)

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. For the three months ended March 31, 2002 and 2001, comprehensive income (loss), which was comprised of the Company’s net income (loss) for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$19	$(2,888)
Other comprehensive income—Cumulative translation adjustment	19	17

Comprehensive income (loss)	$38	$(2,871)

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our estimates for future revenues, profitability and cost of revenues, our expectations regarding future expenses, including research and development, sales and marketing, and general and administrative expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property and software, technology development and design contracts and postcontract customer support, and the continued viability and duration of those agreements, our expectations regarding royalty features in license agreements and increased revenues from royalties, the anticipated growth of our business, our ability to attract customers and establish license agreement, expectations regarding competition and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, investments, income taxes, financing operations, warranty obligations, long-term service contracts and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as royalties. We follow very specific and detailed guidelines in measuring revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenues or delay in recognizing revenues could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Our revenue recognition policy is further affected by estimated reductions to revenues for special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenues at the time the incentive is offered.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Overview

We provide proprietary technologies for embedded test that enable the more efficient design and manufacture of complex semiconductors. Our embedded test solution allows integrated circuit designers to embed into a semiconductor design test functionality that can be used during semiconductor production and throughout the useful life of the chip. In addition, our solutions allow integrated circuits to be tested after they have been assembled onto boards and systems, which enables diagnostic tests throughout the product’s life.

Our proprietary technology enables semiconductor companies to embed self-testers into the chip design. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market issues.

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of system development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through a direct sales force in the US and Europe, and through distributors in Japan and Israel and sales representatives in Singapore, Korea and Taiwan.

We derive our license revenues from licenses of our intellectual property and software. We derive service revenues from fixed fee technology development and design contracts and postcontract customer support. Our licenses typically have terms ranging from one year to three years. The majority of our contracts are three year licenses. Our pricing depends upon a number of factors, including the type of intellectual property, contract terms, number and complexity of designs and number of design teams and their locations. Some of our license agreements include a royalty feature under which our customers pay us additional fees for each chip design they complete that incorporates our technology. In the future, we anticipate that more of our license agreements will include a royalty feature and that revenues from royalties will increase.

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

Deferred revenues primarily consist of maintenance and support services under maintenance contracts and unearned revenue on one-year term licenses. For design services and technology development contracts, deferred revenues represent the excess of amounts invoiced or received over the revenue recognized. Deferred revenues fluctuate at each period end in accordance with the mix of contracts.

Historically, a substantial portion of our total revenues has been derived from customers outside the United States, primarily from Asia and Europe. International revenues as a percentage of our total revenues was approximately 37% and 33% in the three month periods ended March 31, 2002 and 2001, respectively. We anticipate that international revenues will remain a substantial portion of our total revenues in the future. To date, all of the revenues from international customers has been denominated in U.S. dollars.

We derive a substantial majority of all of our revenues from license and service revenues associated with the sale of products, including support and maintenance fees. Together, these license and service revenues accounted for 99.6% and 100% of total revenues in the three month periods ended March 31, 2002 and 2001, respectively. We expect that license and service revenues will continue to account for a substantial portion of our total revenues for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended March 31,
	2002	2001
Revenues:
License	69.3%	63.6%
Service	30.3	36.4
Royalties	0.4	—

Total revenues	100.0	100.0

Cost of revenues:
License	5.2	0.4
Service	14.2	14.4

Total cost of revenues	19.4	14.8

Gross profit	80.6	85.2

Operating expenses:
Research and development	22.1	43.9
Sales and marketing	39.1	85.3
General and administrative	16.4	29.7
Amortization of deferred stock compensation	7.3	21.5

Total operating expenses	84.9	180.4

Loss from operations	(4.3)	(95.2)
Interest and other income	4.9	3.6

Income (loss) before provision for income taxes	0.6	(91.6)
Provision for income taxes	0.3	0.4

Net income (loss)	0.3%	(92.0)%

Three Months Ended March 31, 2002 Compared With the Three Months Ended March 31, 2001

Revenues

Total revenues increased $2.8 million or 86% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Total revenues were $5.9 million for the three months ended March 31, 2002, compared to $3.1 million for the three months ended March 31, 2001. The increase in total revenues is primarily attributable to an increase in license and service revenues of $2.1 million and $632,000, respectively. The increase in license revenues is primarily due to an increase in revenue associated with a Japanese customer of $1.3 million, which we recognized upon delivery of software products as we believe collectibility is reasonably assured and increased demand from fabless semiconductor companies, integrated device manufacturers and systems companies. The increase in service revenues is due to the completion of a pilot project service contract and increases in postcontract customer support services, which in turn increased as a result of the increase in license revenues.

Cost of Revenues

Total cost of revenues increased $672,000 or 145% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Total cost of revenues were $1.1 million or 19% of revenues for the three months ended March 31, 2002, compared to $464,000 or 14% of revenues for three months ended March 31, 2001. The increase was primarily due to an increase in the amortization related to capitalized technology license costs of $89,000, higher royalty expenses of $66,000 for licensed technology as a result of an increase in license revenues, higher third party consultant charges of $274,000 as a result of the completion of a pilot project service contract and increases in personnel related expenses of $76,000 related to higher postcontract customer support services. We expect that total cost of revenues will increase in absolute dollars to the extent that our total revenues increase, but decline as a percentage of total revenues as fixed costs are allocated over a higher total revenue base.

Research and Development

Research and development expenses decreased $86,000 or 6% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Research and development expenses were $1.3 million or 22% of revenues for the three months ended March 31, 2002, compared to $1.4 million or 44% of revenues for the same period in the prior year. The decrease was primarily due to an increase in the allocation of certain facility and office related expenses to sales and marketing of $68,000. We expect that our research and development expenses will increase in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expenses decreased $389,000 or 15% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. Sales and marketing expenses were $2.3 million or 39% of revenues for the three months ended March 31, 2002, compared to $2.7 million or 85% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the overall commission rate resulting in lower commissions of $202,000, consulting expenses of $46,000, travel expenses of $85,000 and an increase in the allocation of certain compensation expenses of $102,000 to cost of revenues related to an increase in postcontract customer support services, partially offset by an increase in the allocation of certain facility and office related expenses of $68,000 from research and development. We expect that our sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts.

General and Administrative

General and administrative expenses increased $26,000 or 2.8% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2001. General and administrative expenses were $959,000 or 16% of revenues for the three months ended March 31, 2002, compared to $933,000 or 30% of revenues for the same period in the prior year. We expect that general and administrative expenses will increase in absolute dollars in future periods.

Interest Income

Interest income increased $176,000 or 157% for the three months ended March 31, 2002, as compared to the three months ended March 31, 2002. Interest income was $288,000 for the three months ended March 31, 2002, compared to $112,000 for the same period in the prior year. The increase was due to increased interest income resulting from higher investment balances as a result of our initial public offering in November 2001.

Income Taxes

The income tax provision for the three months ended March 31, 2002 was $17,000 which was the result of alternative minimum taxes and tax on earnings generated from operations in certain foreign jurisdictions. No provision for federal and state income taxes has been recorded since inception because we had experienced significant net losses, which had resulted in approximately $35.0 million of federal and $10.5 million of California net operating loss carryforwards as of December 31, 2001. As of March 31, 2002, we have provided a full valuation allowance for all deferred tax assets since at present we are uncertain whether such deferred tax assets will be realized.

Liquidity and Capital Resources

We have funded our operations primarily from license and service revenues received from inception to March 31, 2002, the net proceeds of $41.1 million from our initial public offering of Common Stock in November 2001, and the proceeds of approximately $46.9 million from the sale of Preferred Stock and warrants.

Net cash used in operating activities was $1.4 million in the three months ended March 31, 2002 and $3.4 million in the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was primarily due to an increase in accounts receivable of $821,000 due to the timing of collections, a decrease in deferred revenue of $1.6 million and a decrease in accrued liabilities of $167,000. This was partially offset by non-cash charges relating to depreciation and amortization of stock based compensation of $305,000 and $426,000, respectively, a decrease in prepaid and other current expenses of $206,000 and an increase in accounts payable of $215,000. Net cash used in operating activities in the three month period ended March 31, 2001 was primarily due to a net loss of $2.9 million, a decrease in accounts payable of $506,000, a decrease in accrued expenses of $1.2 million and a decrease in deferred revenue of $406,000, partially offset by non-cash charges relating to depreciation and amortization of stock based compensation of $228,000 and $673,000, respectively, and an increase in accounts receivable of $648,000.

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2002 and $183,000 for the three months ended March 31, 2001. Net cash used in investing activities for the three months ended March 31, 2002 was primarily due to the purchase of long-term investments of $8.0 million. Net cash used in investing activities for the three months ended March 31, 2001 was primarily due to the purchase of property and equipment of $62,000 and the payment related to a technology license agreement of $121,000.

Net cash used in financing activities was $39,000 for the three months ended March 31, 2002 and net cash provided by financing activities was $20,000 for the three months ended March 31, 2001. Net cash used in financing activities for the three months ended March 31, 2002 was primarily due to stock issuance costs of $44,000 related to the sale of Common Stock in our initial public offering in November 200l. Net cash provided by financing activities of $20,000 for the three months ended March 31, 2001 was due to the exercise of stock options.

In December 2001, we amended and restated our Loan Agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at March 31, 2002. Under the amended and restated agreement, the loan is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in December 2002. At March 31, 2002, there were no amounts outstanding under this agreement and the Company has been in compliance with all the operating and reporting covenants with the bank.

At March 31, 2002, we had cash, cash equivalents and marketable securities of $45.1 million and working capital of $23.6 million.

We rent office facilities under noncancelable operating leases which expire through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective lease agreements. Total future minimum payments under such operating leases at March 31, 2002 were $3.0 million.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. We believe that our current cash and investment balances and any cash generated from operations and from available or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, from time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

We have a history of losses and an accumulated deficit of approximately $50.1 million as of March 31, 2002. If we do not generate sufficient net revenues in the future to achieve or sustain profitability, our stock price could decline.

We have generated net income of $19,000 for the three months ended March 31, 2002; however, we have incurred significant net losses since our inception, including losses of $6.3 million in 2001 and $12.9 million in 2000. At March 31, 2002, we had an accumulated deficit of approximately $50.1 million. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to continue to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

The sales and implementation cycles for our products are typically long and unpredictable, taking from six months to two years for sales and an additional six to twelve months for implementation. As a result, we may have difficulty predicting future revenues and our revenues and operating results may fluctuate significantly, which could cause our stock price to fluctuate.

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

Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products. Our current dependence on a small number of customers increases the revenue impact of each customer’s actions relative to these factors. Our expense levels are based, in large part, on our expectations regarding future revenues, and as a result net income for any quarterly period in which material customer agreements are delayed could vary significantly from our budget projections.

The accounting rules regarding revenue recognition may cause fluctuations in our revenues independent of our booking position.

The accounting rules we are required to follow require us to recognize revenues only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenues and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenues and/or earnings estimates even though total orders fall short of our plan, due to revenues produced by deferred revenues. Orders for software support and professional services yield revenues over multiple quarters, often rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenues in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenues for products to be used over multiple years.

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

We derive a significant portion of our revenues from a relatively small number of customers. Five customers accounted for approximately 57% of total revenues for the three months ended March 31, 2002, of which two customers accounted for 20% and 16% of total revenues, respectively. Fifteen customers accounted for approximately 50% of revenues for the year ended December 31, 2001, of which no single customer accounted for more than 10% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

Our products incorporate technology licensed from third parties, including Nortel Networks. If any of these licenses are terminated, our ability to develop and license our products could be delayed or reduced.

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

We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our rapid growth and expansion. In particular, our strategy for encouraging the adoption of our technology requires that we employ highly skilled application engineers to work with our customers. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

Our chief executive officer, chief scientist and vice president of engineering are critical to our business, and they may not remain with us in the future.

Our future success depends to a significant extent on the continued services of Vinod K. Agarwal, our President and Chief Executive Officer, Benoit Nadeau-Dostie, our Chief Scientist, and Michael C. Howells, our Vice President of Engineering. We do not have employment agreements with these executives and key employees, and we do not maintain key person life insurance policies except on Vinod K. Agarwal. The loss of the services of any of these key executives and employees could slow our product development processes. Searching for replacements could divert senior management’s attention and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation.

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

We sell our products and services through distributors in Japan and Israel and sales representatives in Singapore, Korea and Taiwan. We anticipate that sales in these markets will account for a significant percentage of our total revenues in future periods. Our third-party distributors are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a significant portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 37% of our total revenues for the three months ended March 31, 2002 and 27% for year ended December 31, 2001. Our success depends upon continued expansion of our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

We believe that our existing cash and cash equivalents, together with the net proceeds from the sale of our common stock in our initial public offering in November 2001 and available debt financing, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the costs and timing of expansion of sales and marketing activities;

•	the extent to which our existing and new products gain market acceptance;

•	the need to adapt to changing technologies and technical requirements;

•	competing technological and marketing developments;

•	the costs involved in maintaining and enforcing patent claims and other intellectual property rights;

•	the level and timing of license and service revenues;

•	the existence of opportunities for expansion and for acquisitions of, investments in, complementary businesses, technologies or product lines; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

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

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from its foreign operations and financial condition. Substantially all of our revenues are denominated in US dollars; however, operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results have not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At March 31, 2002, long-term securities consisted solely of U.S. Government securities of $20.0 million.

PART II— OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

(a)    Exhibits.

10.1    Amended and Restated 2000 Employee Stock Purchase Plan.

(b)    Reports on Form 8-K.

On February 28, 2002, we filed our report on Form 8-K announcing the date of our Annual Meeting of Stockholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002

LOGICVISION, INC. (Registrant)

By:	/s/ VINOD K. AGARWAL
Vinod K. Agarwal President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOHN H. BARNET
John H. Barnet Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Description of Exhibit

10.1	Amended and Restated 2000 Employee Stock Purchase Plan.