Form 10-Q
period 2002-06-30
LOGICVISION INC
filed 2002-08-12
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

On July 31, 2002, 15,047,752 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2002

i

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,401	$34,496
Short-term investment	2,002	—
Accounts receivable, net	1,858	3,184
Prepaid expenses and other current assets	1,331	866

Total current assets	22,592	38,546
Property and equipment, net	1,364	1,453
Marketable securities	24,476	11,984
Other long-term assets	470	749

Total assets	$48,902	$52,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700	$740
Accrued expenses	1,538	1,766
Deferred revenue, current portion	2,639	4,667

Total current liabilities	4,877	7,173
Deferred revenue	603	1,319

Total liabilities	5,480	8,492

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 14,989,453 shares at June 30, 2002 and 14,872,411 shares at December 31, 2001	2	1
Additional paid in capital	97,293	97,179
Deferred stock based compensation	(1,995)	(2,863)
Accumulated other comprehensive income	86	17
Accumulated deficit	(51,964)	(50,094)

Total stockholders’ equity	43,422	44,240

Total liabilities and stockholders’ equity	$48,902	$52,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	$2,519	$2,549	$6,575	$4,546
Service	1,173	1,332	2,947	2,474
Royalties	—	—	20	—

Total revenues	3,692	3,881	9,542	7,020

Cost of revenues:
License	230	240	536	253
Service	727	527	1,557	978

Total cost of revenues	957	767	2,093	1,231

Gross profit	2,735	3,114	7,449	5,789

Operating expenses:
Research and development	1,273	1,398	2,565	2,776
Sales and marketing	2,185	2,514	4,474	5,192
General and administrative	1,018	656	1,977	1,589
Amortization of deferred stock compensation	426	694	852	1,367

Total operating expenses	4,902	5,262	9,868	10,924

Loss from operations	(2,167)	(2,148)	(2,419)	(5,135)
Interest and other income	296	63	584	176

Loss before provision for income taxes	(1,871)	(2,085)	(1,835)	(4,959)
Provision for income taxes	18	6	35	20

Net loss	$(1,889)	$(2,091)	$(1,870)	$(4,979)

Accretion of redeemable convertible preferred stock	—	43	—	86

Net loss attributable to common stockholders	$(1,889)	$(2,134)	$(1,870)	$(5,065)

Net loss per common share, basic and diluted	$(0.13)	$(1.11)	$(0.13)	$(2.65)

Weighted average number of shares outstanding, basic and diluted	14,950	1,919	14,893	1,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,870)	$(4,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631	520
Amortization of deferred stock compensation	852	1,366
Changes in operating assets and liabilities:
Accounts receivable	1,326	54
Prepaid expenses and other current assets	(465)	101
Other long-term assets	11	(45)
Accounts payable	(40)	(534)
Deferred revenue	(2,744)	(266)
Accrued liabilities	(228)	(707)

Net cash used in operating activities	(2,527)	(4,490)

Cash flows from investing activities:
Purchase of long-term investments	(12,492)	—
Purchase of short-term investments	(2,002)	—
Purchases of property and equipment	(274)	(102)
Purchase of technology license	—	(121)

Net cash used in investing activities	(14,768)	(223)

Cash flows from financing activities:
Stock issuance costs	(44)	—
Proceeds from exercise of stock options	175	67

Net cash provided by financing activities	131	67

Effect of exchange rate on cash	69	27

Net decrease in cash and cash equivalents	(17,095)	(4,619)
Cash and cash equivalents, beginning of period	34,496	9,708

Cash and cash equivalents, end of period	$17,401	$5,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LogicVision, Inc. (“LogicVision” or the “Company”) and its wholly owned subsidiaries after elimination of all inter-company transactions. The Company’s fiscal year ends on December 31.

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and six month periods ended June 30, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2.    Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations,” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 141, use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001. The provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company has adopted these statements. The adoption of SFAS 141 and 142 did not have a material effect on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company has adopted this statement. The adoption of SFAS 143 did not have a material effect on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supersedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted this statement. The adoption of SFAS 144 did not have a material effect on the Company’s financial position or results of operations.

Note 3.    Cash and Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers all highly liquid investment instruments with original maturities of three months or less at the acquisition date to be cash equivalents and investment instruments with original maturities of more than three months at the acquisition date, but less than twelve months, to be short-term investments. All short-term investments and marketable securities have been classified as held-to-maturity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method. Cash and cash equivalents, short-term investments and marketable securities consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Cash and cash equivalents:
Cash	$800	$1,116
Money market funds	11,251	24,380
U.S. government agency notes	5,350	9,000

Total cash and cash equivalents	$17,401	$34,496

Short-term investment:
Bank certificate of deposit	$2,002	$—

Marketable securities
U.S. government agency notes	$24,476	$11,984

Note 4.    Concentration of Credit Risk

We have been dependent on a relatively small number of customers for a substantial portion of our revenues, although the customers comprising this group have changed from time to time. In the three month period ended June 30, 2002, two customers accounted for 21% and 15% of our revenues, respectively. In the three month period ended June 30, 2001, one customer accounted for 20% of our revenues. In the six month period ended June 30, 2002, two customers accounted for 18% and 12% of our revenues, respectively. In the six month period ended June 30, 2001, two customers each accounted for 11% of our revenues.

Note 5.    Industry and Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
North America	$3,334	$3,285	$7,011	$5,387
Europe	41	76	92	407
Asia	300	520	2,405	1,226
Others	17	—	34	—

	$3,692	$3,881	$9,542	$7,020

Note 6.    Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of the common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock under the treasury stock method. Diluted net loss per share for the three month and six month periods ended June 30, 2002 and 2001 does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator—Basic and Diluted
Net loss attributable to common stockholders	$(1,889)	$(2,134)	$(1,870)	$(5,065)

Denominator—Basic
Weighted average common stock outstanding	14,950	1,919	14,893	1,910

Basic net loss per share	$(0.13)	$(1.11)	$(0.13)	$(2.65)

Denominator—Diluted
Denominator—Basic	14,950	1,919	14,893	1,910
Effect of Dilutive Securities
Common stock options		—	—	—
Common stock warrants	—	—	—	—

	14,950	1,919	14,893	1,910

Diluted net loss per share	$(0.13)	$(1.11)	$(0.13)	$(2.65)

Options and warrants to purchase 4.0 million shares of common stock were excluded from the computation of diluted EPS for the three and six months ended June 30, 2002 because their effect would be anti-dilutive. Options and warrants to purchase 3.7 million shares of common stock and preferred stock convertible into 7.7 million shares of common stock were excluded from the computation of diluted EPS for the three and six months ended June 30, 2001 because their effect would be anti-dilutive.

Note 7.    Comprehensive Loss

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

For the three month and six month periods ended June 30, 2002 and 2001, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(1,889)	$(2,091)	$(1,870)	$(4,979)

Other comprehensive income:
Cumulative translation adjustment	50	10	69	27

Comprehensive loss	$(1,839)	$(2,081)	$(1,801)	$(4,952)

Note 8.    Acquisition of PurpleVision Technologies Private Limited

In June 2002, the Company entered into a Share Purchase Agreement to acquire all of the outstanding shares of PurpleVision Technologies Private Limited (“PurpleVision”) for an aggregate purchase price of $1.5 million in cash. This transaction will be accounted for as a purchase business combination and is expected to be completed by December 31, 2002 pending regulatory approval by the Indian government authorities. This acquisition is not expected to have a material effect on the Company’s financial condition or results of operations. PurpleVision provides design-for-test (DFT) services to run scan/ATPG and embedded test tools and to assist in the creation of test patterns for semiconductor chips.

Note 9.    Subsequent Event

On July 18, 2002, the Company entered into a Business Transfer Agreement (the “Agreement”) with the Company’s distributor in Japan. Pursuant to this Agreement, the Company has terminated previous agreements with the distributor. In addition, the Company received from the distributor certain fixed assets located in Japan, customer lists, transitional services over a period from July 18, 2002 to December 31, 2002 and a covenant not to compete for a period of one year, for cash consideration of $1.8 million, $500,000 of which was paid to the distributor during the three months ended June 30, 2002 and is recorded in “Prepaid expenses and other current assets” as of June 30, 2002. Of the remaining $1.3 million, $1.1 million was paid on July 18, 2002 and $200,000 will be paid on December 27, 2002. The acquisition of tangible and intangible assets pursuant to the Agreement will be accounted for as a purchase business combination effective July 18, 2002.

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our estimates for future revenues, profitability and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property and software, technology development and design contracts and postcontract customer support, the features and benefits of our products, including our new Validator, expectations regarding our proposed acquisition, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract customers and establish license agreement, expectations regarding competition and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, investments, income taxes, financing operations, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as royalties. We follow very specific and detailed guidelines in measuring revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

Our proprietary technology enables semiconductor companies to embed self-testers into the chip design. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market issues. In June 2002, we introduced a desktop silicon debug solution, Validator, for at-speed debugging of silicon incorporated with LogicVision’s embedded test technologies. We believe the Validator in combination with our embedded test products can save months in time-to market for our customers’ new chips transitioning from initial silicon prototypes to volume production.

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of system development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through a direct sales force in the U.S. and Europe, and through distributors in India and Israel and sales representatives in Japan, Korea Singapore and Taiwan.

In June 2002, we entered into a Share Purchase Agreement to acquire all of the outstanding shares of PurpleVision Technologies Private Limited for an aggregate purchase price of $1.5 million in cash. This transaction will be accounted for as a purchase business combination and is expected to be completed by December 31, 2002 pending regulatory approval by the Indian government authorities. This acquisition is not expected to have a material effect on our financial condition or results of operations. PurpleVision provides design-for-test (DFT) services to run scan/ATPG and embedded test tools and to assist in the creation of test patterns for semiconductor chips.

Because of recent increased business activities and increased demands on our engineering and postcontract customer support services, we elected to establish a direct sales and service operations in Japan. On July 18, 2002, we entered into a Business Transfer Agreement with our distributor in Japan. Pursuant to this agreement, we have terminated previous agreements with our distributor. In addition, we received from the distributor certain fixed assets located in Japan, customer lists, transitional services over a period from July 18, 2002 to December 31, 2002 and a covenant not to compete for a period of one year, for cash consideration of $1.8 million, $500,000 of which was paid to the distributor during the three months ended June 30, 2002 and is recorded in “Prepaid expenses and other current assets” as of June 30, 2002. Of the remaining $1.3 million, $1.1 million was paid on July 18, 2002 and $200,000 will be paid on December 27, 2002. The acquisition of tangible and intangible assets pursuant to this agreement will be accounted for as a purchase business combination effective July 18, 2002.

During the second quarter of fiscal 2002, adverse general economic conditions and conditions in the semiconductor industry resulted in a substantial decrease in design starts and a delay in procurement from our customers. These conditions have caused our sales cycle to lengthen and sales orders to be delayed. We expect these conditions in the general economy and in the semiconductor industry to continue to impact adversely our existing and prospective customers’ ability to purchase our products and services in the near future.

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

Historically, a substantial portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues as a percentage of our total revenues was approximately 10% and 15% for the three month periods ended June 30, 2002 and 2001, respectively. International revenues as a percentage of our total revenues was approximately 27% and 23% for the six month periods ended June 30, 2002 and 2001, respectively. We anticipate that international revenues will remain a substantial portion of our total revenues in the future. To date, all of the revenues from international customers has been denominated in U.S. dollars.

We derive substantially all of our revenues from license and service revenues associated with the sale of products, including support and maintenance fees. As a percentage of our total revenues, these license and service revenues accounted for 100% for the three month periods ended June 30, 2002 and 2001, respectively. As a percentage of our total revenues, these license and service revenues accounted for 99.8% and 100% for the six month periods ended June 30, 2002 and 2001, respectively. We expect that license and service revenues will continue to account for a substantial portion of our total revenues for the foreseeable future.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	68.2%	65.7%	68.9%	64.8%
Service	31.8	34.3	30.9	35.2
Royalties	—	—	0.2	—

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	6.2	6.2	5.6	3.6
Service	19.7	13.6	16.3	13.9

Total cost of revenues	25.9	19.8	21.9	17.5

Gross profit	74.1	80.2	78.1	82.5

Operating expenses:
Research and development	34.5	36.0	26.9	39.5
Sales and marketing	59.2	64.8	46.9	74.0
General and administrative	27.6	16.9	20.7	22.6
Amortization of deferred stock compensation	11.5	17.9	8.9	19.5

Total operating expenses	132.8	135.6	103.4	155.6

Loss from operations	(58.7)	(55.4)	(25.3)	(73.1)
Interest and other income	8.0	1.6	6.1	2.5

Loss before provision for income taxes	(50.7)	(53.8)	(19.2)	(70.6)
Provision for income taxes	0.5	0.2	0.4	0.3

Net loss	(51.2)%	(54.0)%	(19.6)%	(70.9)%

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

Revenues

Total revenues decreased $189,000 or 4.8% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Total revenues were $3.7 million for the three months ended June 30, 2002, compared to $3.9 million for the three months ended June 30, 2001. The decrease in total revenues was primarily attributable to a decrease in service revenues of $159,000. The decrease in service revenues was primarily due to a decrease in consulting service contract revenues of $248,000, partly offset by an increase in postcontract customer service revenues of $89,000.

Cost of Revenues

Total cost of revenues increased $190,000 or 24.8% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Total cost of revenues were $957,000 or 25.9% of revenues for the three months ended June 30, 2002, compared to $767,000 or 19.8% of revenues for three months ended June 30, 2001. The increase was primarily due to an increase in personnel related expenses caused by an increase in the time spent by our engineers on customer support services.

Research and Development

Research and development expenses decreased $125,000 or 8.9% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Research and development expenses were $1.3 million or 34.5% of revenues for the three months ended June 30, 2002, compared to $1.4 million or 36.0% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the time spent by our engineers on research and development work. We expect that our research and development expenses will increase in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expenses decreased $329,000 or 13.2% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Sales and marketing expenses were $2.2 million or 59.2% of revenues for the three months ended June 30, 2002, compared to $2.5 million or 64.8% of revenues for the same period in the prior year. The decrease was primarily due to decreases in the overall commission rate resulting in lower commission expenses of $402,000, decreases in travel expenses of $71,000 and consulting expenses of $40,000, partly offset by an increase in trade show and promotion related expenses of $76,000 and higher payroll and related expenses of $133,000 associated with hiring of 10 additional employees. We expect that our sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts.

General and Administrative

General and administrative expenses increased $362,000 or 55.2% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. General and administrative expenses were $1.0 million or 27.6% of revenues for the three months ended June 30, 2002, compared to $656,000 or 16.9% of revenues for the same period in the prior year. The increase was primarily due to an increase of $243,000 in insurance, legal and accounting expenses associated with being a public company. In addition, in the three months ended June 30, 2001, we collected $100,000 that had previously been reserved as a bad debt.

Interest Income

Interest income increased $233,000 or 369.8% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Interest income was $296,000 for the three months ended June 30, 2002, compared to $63,000 for the same period in the prior year. The increase was due to increased interest income resulting from higher investment balances as a result of our initial public offering in November 2001.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the three months ended June 30, 2002 and 2001, we incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Revenues

Total revenues increased $2.5 million or 35.7% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Total revenues were $9.5 million for the six months ended June 30, 2002, compared to $7.0 million for the six months ended June 30, 2001. The increase in total revenues was primarily attributable to increases in license and service revenues of $2.0 million and $473,000, respectively. The increase in license revenues was primarily due to increases in revenue associated with a Japanese customer of $1.3 million and increased demand from fabless semiconductor companies, integrated device manufacturers and systems companies. The increase in service revenues was due to the completion of a pilot project service contract and an increase in postcontract customer support services, which increased as a result of the increase in license revenues.

Cost of Revenues

Total cost of revenues increased $862,000 or 71.8% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Total cost of revenues were $2.1 million or 21.9% of revenues for the six months ended June 30, 2002, compared to $1.2 million or 17.5% of revenues for six months ended June 30, 2001. The increase was primarily due to an increase in the amortization related to capitalized technology license costs of $89,000, higher royalty expenses of $62,000 for licensed technology as a result of an increase in license revenues, higher third party consultant charges of $274,000 as a result of the completion of a pilot project service contract and an increase in personnel related expenses of $276,000 related to an increase in the time spent by our employees on postcontract customer support services.

Research and Development

Research and development expenses decreased $211,000 or 7.5% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Research and development expenses were $2.6 million or 26.9% of revenues for the six months ended June 30, 2002, compared to $2.8 million or 39.5% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the time spent by our engineers on research and development activities of $131,000, and a decrease in travel and telecommunication expenses of $60,000.

Sales and Marketing

Sales and marketing expenses decreased $718,000 or 13.8% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Sales and marketing expenses were $4.5 million or 46.9% of revenues for the six months ended June 30, 2002, compared to $5.2 million or 74.0% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the overall commission rate resulting in lower commissions of $604,000, decreases in travel expenses of $156,000 and consulting expenses of $86,000 and a decrease in the time spent by our sales and marketing personnel on sales and marketing activities of $131,000, partly offset by an increase in trade show and promotion related expenses of $81,000, office related expenses of $13,000 and higher payroll and related expenses of $173,000 associated with hiring of 10 additional employees.

General and Administrative

General and administrative expenses increased $388,000 or 24.3% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. General and administrative expenses were $2.0 million or 20.7% of revenues for the six months ended June 30, 2002, compared to $1.6 million or 22.6% of revenues for the same period in the prior year. The increase was primarily due to an increase of $411,000 in insurance, legal and accounting expenses associated with being a public company, partly offset by a decrease in the allowance for doubtful accounts of $37,000.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the six months ended June 30, 2002 and 2001, we incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets.

Liquidity and Capital Resources

We have funded our operations primarily from license and service revenues received from inception to June 30, 2002, the net proceeds of $41.1 million from our initial public offering of Common Stock in November 2001, and the proceeds of approximately $47.4 million from the sale of Preferred Stock and warrants and the exercise of stock options.

Net cash used in operating activities was $2.5 million in the six months ended June 30, 2002 and $4.5 million in the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was primarily due to a net loss of $1.9 million, a decrease in deferred revenues of $2.7 million, a decrease in accrued liabilities of $228,000, and an increase in prepaid expenses and other current expenses of $465,000. This was partly offset by non-cash charges relating to depreciation and amortization of stock based compensation of $631,000 and $852,000, respectively and a decrease in accounts receivable of $1.3 million due to lower revenue levels during the quarter. Net cash used in operating activities in the six months ended June 30, 2001 was primarily due to a net loss of $5.0 million, a decrease in accounts payable of $534,000, a decrease in accrued liabilities of $707,000 and a decrease in deferred revenue of $266,000, partly offset by non-cash charges relating to depreciation and amortization of stock based compensation of $520,000 and $1.4 million, respectively, and a decrease in prepaid expenses and other current assets of $101,000.

Net cash used in investing activities was $14.8 million for the six months ended June 30, 2002 and $223,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 was primarily due to the purchase of long-term and short-term investments of $12.5 million and $2.0 million, respectively, and the purchase of property and equipment of $274,000. Net cash used in investing activities for the six months ended June 30, 2001 was primarily due to the purchase of property and equipment of $102,000 and the payment related to a technology license agreement of $121,000.

Net cash provided by financing activities was $131,000 for the six months ended June 30, 2002 and $67,000 for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily due to the proceeds from the exercise of stock options of $175,000, partly offset by the stock issuance costs of $44,000 related to the sale of Common Stock in our initial public offering in November 2001. Net cash provided by financing activities for the six months ended June 30, 2001 was due to the exercise of stock options.

In December 2001, we amended and restated our Loan Agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at June 30, 2002. Under the amended and restated agreement, the loan is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in December 2002. At June 30, 2002, there were no amounts outstanding under this agreement.

At June 30, 2002, we had cash and cash equivalents, short-term investments and marketable securities of $43.9 million and working capital of $17.7 million.

In June 2002, we entered into a Share Purchase Agreement to acquire all of the outstanding shares of PurpleVision Technologies Private Limited for an aggregate purchase price of $1.5 million in cash. This transaction will be accounted for as a purchase business combination and is expected to be completed by December 31, 2002 pending regulatory approval by the Indian government authorities. This acquisition is not expected to have a material effect on our financial condition or results of operations. PurpleVision provides design-for-test (DFT) services to run scan/ATPG and embedded test tools and to assist in the creation of test patterns for semiconductor chips.

On July 18, 2002, we entered into a Business Transfer Agreement with our distributor in Japan. Pursuant to this agreement, we have terminated previous agreements with our distributor. In addition, we received from the distributor certain fixed assets located in Japan, customer lists, transitional services over a period from July 18, 2002 to December 31, 2002 and a covenant not to compete for a period of one year, for cash consideration of $1.8 million, $500,000 of which was paid to the distributor during the three months ended June 30, 2002 and is recorded in “Prepaid expenses and other current assets” as of June 30, 2002. Of the remaining $1.3 million, $1.1 million was paid on July 18, 2002 and $200,000 will be paid on December 27, 2002. The acquisition of tangible and intangible assets pursuant to this agreement will be accounted for as a purchase business combination effective July 18, 2002.

We rent office facilities under noncancelable operating leases which expire through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at June 30, 2002 were $2.7 million.

We expect to finance these future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating, capital requirements and business acquisitions for at least the next 12 months.

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

•
our existing and potential customers may continue to react to declining demand for semiconductors by curtailing or delaying new initiatives for new complex semiconductors or by extending the approval process for new projects, thereby lengthening our sales cycles;

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

Our sales are dependent upon capital spending trends and new design projects, and a substantial portion of our costs is fixed in the near term. The demand from our customers, including integrated device manufacturers, fabless semiconductor companies and systems providers, is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, such as postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, a reduced number of design starts, reduction of design and test budgets or continued consolidation among our customers would harm our business and financial condition. For example, we have seen significant reductions in the number of design starts and have experienced delayed or cancelled orders by customers in the second quarter of 2002.

The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, networking, server and high-end consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business. For example, the U.S. economy, including the semiconductor industry, is currently experiencing a slowdown, which may continue to negatively impact our business and operating results as the number of design starts by current and potential customers decline. Some analysts have predicted that a further decline in the United States economy may result from recent volatility in the financial markets. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $52.0 million as of June 30, 2002. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $1.9 million for the six months ended June 30, 2002, $6.3 million in fiscal 2001 and $12.9 million in fiscal 2000. At June 30, 2002, we had an accumulated deficit of approximately $52.0 million. We expect our future revenues to be negatively impacted by current market and customer conditions, and we expect to continue to increase our investment in our research and development projects and to continue to hire additional personnel in sales and service operations to support our business development activities. Because we expect to continue to increase our investment in business development, our expenditures could outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

We derive a significant portion of our revenues from a relatively small number of customers. Eight customers accounted for approximately 56% of total revenues for the six months ended June 30, 2002, of which two customers accounted for 18% and 12% of total revenues, respectively. Fifteen customers accounted for approximately 50% of revenues for the year ended December 31, 2001, of which no single customer accounted for more than 10% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

Our success and ability to compete depend largely upon the protection of our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Any patents we obtain or license may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or other intellectual property rights.

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

We have limited control over third-party representatives who market, sell and support our products in foreign markets. Loss of these relationships could decrease our revenues and harm our business.

We sell our products and services through distributors in India and Israel and sales representatives in Japan, Korea Singapore and Taiwan. We anticipate that sales in these markets will account for a significant percentage of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a significant portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 27% of our total revenues for the six months ended June 30, 2002 and 27% for year ended December 31, 2001. Our success depends upon continued expansion of our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

Our international sales are currently denominated in U.S. dollars, creating a risk that fluctuation in currency exchange rates will make our prices uncompetitive. To the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and results of operations and business and financial condition.

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

We may be unable to consummate our acquisitions and future potential acquisitions or investments or successfully integrate them with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

Our proposed acquisition of PurpleVision in India and our establishment of a wholly owned Japanese subsidiary require significant management attention, which could distract our management from day to day operations and could disrupt our business. Additionally, if we fail to successfully integrate PurpleVision or any future acquisition into our company, or if we fail to successfully transition customer relationships and transfer all designated customer contracts and related assets from our Japanese distributor to our wholly owned Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of these transactions, we must successfully integrate PurpleVision’s service and research and development facilities and our wholly owned Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to a develop a direct sales presence in Japan. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

We intend to continue to expand the range of our proprietary technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. If we do acquire additional companies or make other types of acquisitions, we may have difficulty integrating the acquired products, personnel or technologies. We may not be able to retain key management, technical or sales personnel after an acquisition. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the normal course of business, the Company is exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from its foreign operations and financial condition. Substantially all of our revenues are denominated in U.S. dollars; however, operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results have not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At June 30, 2002, short-term securities consisted of a bank certificate of deposit of $2.0 million and long-term securities consisted solely of U.S. Government securities of $24.5 million.

PART II:    OTHER INFORMATION

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 21, 2002.

(b)  The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)  Election of Directors.

	Votes For	Withheld
Vinod K. Agarwal	9,795,080	2,574,381
Navindra Jain	12,357,315	12,146
Richard C. Black	12,357,115	12,346
D. James Guzy	12,357,115	12,346
Jon D. Tompkins	12,357,315	12,146

(2)  Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants.

Votes For	Against	Abstain
12,232,088	137,373	2,506,431

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

None.

(b)  Reports on Form 8-K.

The Registrant did not file any current reports on Form 8-K during the quarterly period ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2002

LOGICVISION, INC. (Registrant)

By:	/s/ VINOD K. AGARWAL
Vinod K. Agarwal President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JOHN H. BARNET
John H. Barnet Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)