Form 10-Q
period 2002-09-30
LOGICVISION INC
filed 2002-10-30
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ☒    No  ☐

On September 30, 2002, 15,050,251 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

-i-

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,676	$34,496
Short-term investment	2,001	—
Accounts receivable, net	4,238	3,184
Prepaid expenses and other current assets	1,110	866

Total current assets	23,025	38,546
Property and equipment, net	1,405	1,453
Marketable securities	22,479	11,984
Other long-term assets, net	1,331	749

Total assets	$48,240	$52,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$—
Accounts payable	919	740
Accrued expenses	1,609	1,766
Deferred revenue, current portion	3,371	4,667

Total current liabilities	6,399	7,173
Deferred revenue	342	1,319

Total liabilities	6,741	8,492

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares; Issued and outstanding: 15,050,251 shares at September 30, 2002 and 14,872,411 shares at December 31, 2001	2	1
Additional paid in capital	97,327	97,179
Deferred stock based compensation	(1,501)	(2,863)
Accumulated other comprehensive income	90	17
Accumulated deficit	(54,419)	(50,094)

Total stockholders’ equity	41,499	44,240

Total liabilities and stockholders’ equity	$48,240	$52,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	$2,764	$3,451	$9,339	$7,997
Service	1,168	1,353	4,115	3,827
Royalties	50	—	70	—

Total revenues	3,982	4,804	13,524	11,824

Cost of revenues:
License	273	284	809	535
Service	949	640	2,506	1,619

Total cost of revenues	1,222	924	3,315	2,154

Gross profit	2,760	3,880	10,209	9,670

Operating expenses:
Research and development	1,145	1,134	3,710	3,911
Sales and marketing	2,684	2,246	7,158	7,438
General and administrative	1,227	442	3,204	2,031
Amortization of deferred stock compensation	415	750	1,267	2,117

Total operating expenses	5,471	4,572	15,339	15,497

Loss from operations	(2,711)	(692)	(5,130)	(5,827)
Interest and other income	273	29	857	206

Loss before provision for income taxes	(2,438)	(663)	(4,273)	(5,621)
Provision for income taxes	17	8	52	28

Net loss	$(2,455)	$(671)	$(4,325)	$(5,649)

Accretion of redeemable convertible preferred stock	—	43	—	130

Net loss attributable to common stockholders	$(2,455)	$(714)	$(4,325)	$(5,779)

Net loss per common share, basic and diluted	$(0.16)	$(0.37)	$(0.29)	$(3.00)
Weighted average number of shares outstanding, basic and diluted	15,022	1,946	14,950	1,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,325)	$(5,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,217	805
Amortization of deferred stock compensation	1,267	2,117
Changes in operating assets and liabilities:
Accounts receivable	(1,054)	1,035
Prepaid expenses and other current assets	(244)	(535)
Other long-term assets	10	(48)
Accounts payable	179	(134)
Deferred revenue	(2,273)	(782)
Accrued liabilities	(157)	(291)

Net cash used in operating activities	(5,380)	(3,482)

Cash flows from investing activities:
Purchase of marketable securities	(17,495)	—
Purchase of short-term investments	(2,001)	—
Purchase of property and equipment	(503)	(688)
Purchase of technology license	—	(243)
Proceeds from sales of marketable securities	7,000	—
Cash paid for acquisitions	(1,258)	—

Net cash used in investing activities	(14,257)	(931)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	244	107
Proceeds from short-term debt	500	—

Net cash provided by financing activities	744	107

Effect of exchange rate on cash	73	22

Net decrease in cash and cash equivalents	(18,820)	(4,284)
Cash and cash equivalents, beginning of period	34,496	9,708

Cash and cash equivalents, end of period	$15,676	$5,424

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2001 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three month and nine month periods ended September 30, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. Accordingly, SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The Company will adopt SFAS No. 145 on January 1, 2003 and does not expect any material effect on the Company’s financial position or results of operations

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003 and does not expect any material effect on the Company’s financial position or results of operations

Note 3.     Cash and Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers all highly liquid investment instruments with original maturities of three months or less at the acquisition date to be cash equivalents and investment instruments with original maturities of more than three months at the acquisition date, but less than twelve months, to be short-term investments. All short-term investments and marketable securities are classified as held-to-maturity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method. Cash and cash equivalents, short-term investments and marketable securities consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Cash and cash equivalents:
Cash	$820	$1,116
Money market funds	10,356	24,380
U.S. government agency notes	4,500	9,000

Total cash and cash equivalents	$15,676	$34,496

Short-term investment:
Bank certificate of deposit	$2,001	$—

Marketable securities:
U.S. government agency notes	$22,479	$11,984

Note 4.    Acquisitions

On July 18, 2002, the Company entered into a Business Transfer Agreement (the “Agreement”) with the Company’s distributor in Japan. Pursuant to this Agreement, the Company acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“Non-competition agreement”) for a period of one year. The Company accounted for the acquisition as a purchase. The aggregate purchase price of the transaction was $1.9 million of which $1.7 million was paid and the remaining $200,000 will be paid on December 27, 2002. The purchase price includes professional fees and other direct costs of the acquisition totaling $58,000.

The Company allocated the purchase price as supported by an independent third-party valuation analysis as follows (in thousands):

Transitional services	$620
Non-competition agreement	1,258

Total purchase price	$1,878

The amount allocated to transitional services will be amortized on a straight-line basis over the period of contracted services ending December 31, 2002. The amount allocated to the non-competition agreement will be amortized on a straight-line basis over the period of benefit which ends on July 17, 2003. For the three months ended September 30, 2002, the amortization expenses for the transitional services and non-competition agreement were $282,000 and $264,000, respectively.

Note 5.    Short-term Debt

The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at September 30, 2002. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires in December 2002. At September 30, 2002, the Company had a $500,000 balance outstanding under this agreement and had accrued an interest expense of $800. At September 30, 2002, the Company was in compliance with all the operating and reporting covenants with the bank.

Note 6.    Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenues, although the customers comprising this group have changed from time to time. In the three month period ended September 30, 2002, two customers accounted for 28% and 29% of the Company’s revenues, respectively. In the three month period ended September 30, 2001, one customer accounted for 18% of the Company’s revenues. In the nine month period ended September 30, 2002, three customers accounted for 13%, 11% and 10% of the Company’s revenues, respectively. In the nine month period ended September 30, 2001, one customer accounted for 17% of our revenues.

Note 7.    Industry and Segment Information

The Company currently operates in one reportable segment, the semiconductor software and intellectual property segment, for financial reporting purposes, and uses one measure of profitability for its business. The Company’s principal markets include North America, Asia and Europe.

Net revenues are attributed to the countries in which the products and services are delivered and represent sales to unaffiliated customers (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
North America	$3,565	$3,302	$10,576	$8,689
Europe	60	96	152	503
Asia	340	1,406	2,745	2,632
Others	17	—	51	—

	$3,982	$4,804	$13,524	$11,824

Note 8.    Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of the common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock under the treasury stock method. Diluted net loss per share for the three month and nine month periods ended September 30, 2002 and 2001 does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator—Basic and Diluted
Net loss attributable to common stockholders	$(2,455)	$(714)	$(4,325)	$(5,779)

Denominator—Basic
Weighted average common stock outstanding	15,022	1,946	14,950	1,923

Basic and diluted net loss per share	$(0.16)	$(0.37)	$(0.29)	$(3.00)

Options and warrants to purchase and preferred stock convertible into an aggregate of 3.9 million shares and 11.4 million shares of common stock were outstanding at September 30, 2002 and 2001, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three and nine months then ended.

Note 9.    Comprehensive Loss

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

For the three month and nine month periods ended September 30, 2002 and 2001, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(2,455)	$(671)	$(4,325)	$(5,649)
Other comprehensive income (loss)—
Cumulative translation adjustment	4	(5)	73	22

Comprehensive loss	$(2,451)	$(676)	$(4,252)	$(5,627)

Note 10.    Legal Proceedings

In September 2002, the Company was named as a party in a lawsuit filed by a purported shareholder of PurpleVision Technologies Private Limited in connection with the Company’s proposed acquisition of PurpleVision. Since the Share Purchase Agreement pursuant to which the Company was to acquire all of the outstanding shares of PurpleVision was terminated in accordance with its terms in October 2002, the Company is seeking to be removed from the lawsuit. The Company believes that the resolution of this matter will not have a material adverse effect on the Company’s operating results or financial condition.

Note 11.    Subsequent Event

In October 2002, the Share Purchase Agreement pursuant to which the Company was to acquire all of the outstanding shares of PurpleVision Technologies Private Limited was terminated in accordance with its terms. Under the agreement, if the purchase transaction was not completed by October 7, 2002, the agreement was terminated. The Company recognized a charge of $196,000 for professional fee expenses associated with the negotiation and termination of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our estimates for future revenues and cost of revenues, our expectations regarding future expenses, including research and development and sales and marketing expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property and software, technology development and design contracts and postcontract customer support, the features and benefits of our products, including our new Validator, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on us and our customers, the anticipated growth of our business, our ability to attract customers and establish license agreements, expectations regarding competition and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as our dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of system development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through a direct sales force in the U.S., Japan and Europe, and through distributors in India and Israel and sales representatives in Japan, Korea, Singapore and Taiwan.

On July 18, 2002, we entered into a Business Transfer Agreement with our distributor in Japan. Pursuant to this agreement, we acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“non-competition agreement”) for a period of one year. We accounted for the acquisition as a purchase. The aggregate purchase price of the transaction was $1.9 million of which $1.7 million was paid and the remaining $200,000 will be paid on December 27, 2002. The purchase price includes professional fees and other direct costs of the acquisition totaling $58,000. Based on an independent third-party valuation analysis, we allocated $620,000 to transitional services from July 18, 2002 to December 31, 2002 and $1.3 million to the non-competition agreement over the period of benefit which ends on July 17, 2003.

In October 2002, the Share Purchase Agreement pursuant to which we were to acquire all of the outstanding shares of PurpleVision Technologies Private Limited was terminated in accordance with its terms. Under the agreement, if the purchase transaction was not completed by October 7, 2002, the agreement was terminated. We recognized a charge of $196,000 for professional fee expenses associated with the negotiation and termination of the agreement.

In 2002, adverse general economic conditions and conditions in the semiconductor industry resulted in a substantial decrease in orders. We expect these conditions in the general economy and in the semiconductor industry to continue to impact adversely our existing and prospective customers’ ability to purchase our products and services.

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

Historically, a substantial portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues as a percentage of our total revenues was approximately 10% and 31% for the three month periods ended September 30, 2002 and 2001, respectively. International revenues as a percentage of our total revenues was approximately 22% and 27% for the nine month periods ended September 30, 2002 and 2001, respectively. We anticipate that international revenues will remain a substantial portion of our total revenues in the future. To date, all of the revenues from international customers have been denominated in U.S. dollars.

We derive substantially all of our revenues from license and service revenues associated with the sale of products, including support and maintenance fees. As a percentage of our total revenues, these license and service revenues accounted for 98.7% and 100% for the three month periods ended September 30, 2002 and 2001, respectively. As a percentage of our total revenues, these license and service revenues accounted for 99.5% and 100% for the nine month periods ended September 30, 2002 and 2001, respectively. We expect that license and service revenues will continue to account for a substantial portion of our total revenues for the foreseeable future.

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

Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, amortization of non-competition agreement, travel and related trade show expenses.

General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, allowance for doubtful accounts, professional services and related fees and expenses.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	69.4%	71.8%	69.1%	67.6%
Service	29.3	28.2	30.4	32.4
Royalties	1.3	—	0.5	—

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	6.9	5.9	6.0	4.5
Service	23.8	13.3	18.5	13.7

Total cost of revenues	30.7	19.2	24.5	18.2

Gross profit	69.3	80.8	75.5	81.8

Operating expenses:
Research and development	28.8	23.6	27.4	33.1
Sales and marketing	67.4	46.8	52.9	62.9
General and administrative	30.8	9.2	23.7	17.2
Amortization of deferred stock compensation	10.4	15.6	9.4	17.9

Total operating expenses	137.4	95.2	113.4	131.1

Loss from operations	(68.1)	(14.4)	(37.9)	(49.3)
Interest and other income	6.9	0.6	6.3	1.7

Loss before provision for income taxes	(61.2)	(13.8)	(31.6)	(47.6)
Provision for income taxes	0.4	0.2	0.4	0.2

Net loss	(61.6)%	(14.0)%	(32.0)%	(47.8)%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenues decreased $822,000 or 17.1% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Total revenues were $4.0 million for the three months ended September 30, 2002, compared to $4.8 million for the three months ended September 30, 2001. The decrease in total revenues was primarily attributable to decreases in license and service revenues of $687,000 and $185,000, respectively. The decrease in license and service revenues were primarily due to decreased demand from fabless semiconductor companies and integrated device manufacturers.

Cost of Revenues

Total cost of revenues increased $298,000 or 32.4% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Total cost of revenues were $1.2 million or 30.7% of revenues for the three months ended September 30, 2002, compared to $924,000 or 19.2% of revenues for the three months ended September 30, 2001. The increase was primarily due to an increase in personnel related expenses of $136,000 caused by an increase in the time spent by our engineers on service activities and the amortization of the transitional services of $206,000 associated with the acquisition of the distributor business in Japan. We expect the cost of revenues will increase in absolute dollars as we continue to experience higher services cost as a result of establishing a direct sales and service organization in Japan.

Research and Development

Research and development expenses remained constant for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Research and development expenses were $1.1 million or 28.8% of revenues for the three months ended September 30, 2002, compared to $1.1 million or 23.6% of revenues for the same period in the prior year. We expect that our research and development expenses will remain constant in absolute dollars in future periods.

Sales and Marketing

Sales and marketing expenses increased $438,000 or 19.5% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Sales and marketing expenses were $2.7 million or 67.4% of revenues for the three months ended September 30, 2002, compared to $2.2 million or 46.8% of revenues for the same period in the prior year. The increase was due to higher payroll and related expenses of $537,000 primarily associated with hiring of 8 additional employees, an increase in consulting expenses of $155,000, and an increase in the amortization expenses of $264,000 resulting from the acquisition of the distributor business in Japan, partly offset by a decrease in the overall commission rate resulting in lower commission expenses of $410,000 and a decrease in bonuses of $52,000. We expect that our sales and marketing expenses will increase in absolute dollars as we continue to expand our sales and marketing efforts.

General and Administrative

General and administrative expenses increased $785,000 or 177.6% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. General and administrative expenses were $1.2 million or 30.8% of revenues for the three months ended September 30, 2002, compared to $442,000 or 9.2% of revenues for the same period in the prior year. The increase was primarily due to an increase in insurance, legal and accounting expenses of $309,000 associated with being a public company and $196,000 of professional fee expenses in connection with the proposed acquisition of PurpleVision Technologies Private Limited, which was terminated in October 2002. In addition, in the three months ended September 30, 2001, we collected $140,000 that had previously been reserved as a bad debt.

Interest and Other Income

Interest income increased $244,00 or 810.0% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Interest income was $273,000 for the three months ended September 30, 2002, compared to $29,000 for the same period in the prior year. The increase was due to increased interest income resulting from higher investment balances as a result of our initial public offering in November 2001.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the three months ended September 30, 2002 and 2001, we incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenues increased $1.2 million or 14.4% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Total revenues were $13.5 million for the nine months ended September 30, 2002, compared to $11.8 million for the nine months ended September 30, 2001. The increase in total revenues was primarily attributable to increases in license and service revenues of $1.3 million and $288,000, respectively. The increase in license and service revenues was primarily due to increased demand from integrated device manufacturers.

Cost of Revenues

Total cost of revenues increased $1.2 million or 53.9% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Total cost of revenues were $3.3 million or 24.5% of revenues for the nine months ended September 30, 2002, compared to $2.2 million or 18.2% of revenues for nine months ended September 30, 2001. The increase was primarily due to an increase in personnel related expenses of $723,000 caused by an increase in the time spent by our engineers on service activities, the amortization of the transitional services of $206,000 associated with the acquisition of the distributor business in Japan, an increase in the amortization related to capitalized technology license costs of $89,000 and higher royalty expenses of $48,000.

Research and Development

Research and development expenses decreased $201,000 or 5.1% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Research and development expenses were $3.7 million or 27.4% of revenues for the nine months ended September 30, 2002, compared to $3.9 million or 33.1% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the time spent by our engineers on research and development activities of $313,000 caused by an increase in the time spent on service activities, and a decrease in bonuses of $194,000, partly offset by an increase in engineering consulting expenses of $361,000.

Sales and Marketing

Sales and marketing expenses decreased $280,000 or 3.8% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Sales and marketing expenses were $7.2 million or 52.9% of revenues for the nine months ended September 30, 2002, compared to $7.4 million or 62.9% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in the overall commission rate resulting in lower commissions of $1.0 million, a decrease in the bonuses of $95,000, a decrease in travel expenses of $133,000, and a decrease in the time spent by our sales engineers on selling activities of $183,000 caused by an increase in the time spent on service activities, partly offset by higher payroll and related expenses of $702,000 primarily associated with hiring of 8 additional employees, an increase in consulting expenses of $129,000, and an increase in the amortization expenses of $264,000 resulting from the acquisition of the distributor business in Japan.

General and Administrative

General and administrative expenses increased $1.2 million or 57.8% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. General and administrative expenses were $3.2 million or 23.7% of revenues for the nine months ended September 30, 2002, compared to $2.0 million or 17.2% of revenues for the same period in the prior year. The increase was primarily due to an increase of $715,000 in insurance, legal and accounting expenses associated with being a public company and $196,000 of professional fee expenses in connection with the proposed acquisition of PurpleVision Technologies Private Limited, which was terminated in October 2002, and an increase in allowance for doubtful accounts of $27,000. In addition, in the nine months ended September 30, 2001, we collected $261,000 of accounts receivable that were previously written off during that period.

Interest and other Income

Interest income increased $651,000 or 316.0% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Interest income was $857,000 for the nine months ended September 30, 2002, compared to $206,000 for the same period in the prior year. The increase was due to increased interest income resulting from higher investment balances as a result of our initial public offering in November 2001.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the nine months ended September 30, 2002 and 2001, we incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets.

Liquidity and Capital Resources

We have funded our operations primarily from license and service revenues received from inception to September 30, 2002, the net proceeds of $41.1 million from our initial public offering of Common Stock in November 2001, and the proceeds of approximately $47.5 million from the sale of Preferred Stock and warrants and the exercise of stock options.

Net cash used in operating activities was $5.4 million in the nine months ended September 30, 2002 and $3.5 million in the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was primarily due to a net loss of $4.3 million, a decrease in deferred revenues of $2.3 million, a decrease in accrued liabilities of $157,000, an increase in accounts receivable of $1.1 million and an increase in prepaid expenses and other current expenses of $244,000. This was partly offset by non-cash charges relating to depreciation and amortization of stock based compensation of $1.2 million and $1.3 million, respectively, and an increase in accounts payable of $179,000. Net cash used in operating activities in the nine months ended September 30, 2001 was primarily due to a net loss of $5.6 million, a decrease in accrued liabilities of $291,000 and a decrease in deferred revenue of $782,000, an increase in prepaid expenses and other current expenses of $535,000, partly offset by non-cash charges relating to depreciation and amortization of stock based compensation of $805,000 and $2.1 million, respectively, and a decrease in accounts receivable of $1.0 million.

Net cash used in investing activities was $14.3 million for the nine months ended September 30, 2002 and $931,000 for the nine months ended September 30, 2001. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily due to the purchase and sales of long-term marketable securities of $10.5 million, the purchase of short-term investments of $2.0 million, the purchase of property and equipment of $503,000 and the payments related to the acquisition of the distributor business in Japan of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2001 was primarily due to the purchase of property and equipment of $688,000 and the payments related to a technology license agreement of $243,000.

Net cash provided by financing activities was $744,000 for the nine months ended September 30, 2002 and $107,000 for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to the net proceeds of $244,000 received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $500,000 borrowed from our line of credit. Net cash provided by financing activities for the nine months ended September 30, 2001 was due to the issuance of common stock pursuant to exercise of employee stock options.

In December 2001, we amended and restated our Loan Agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at September 30, 2002. Under the amended and restated agreement, the loan is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in December 2002. At September 30, 2002, we had a $500,000 balance outstanding under this agreement and had accrued an interest expense of $800. At September 30, 2002, we were in compliance with all the operating and reporting covenants with the bank.

At September 30, 2002, we had cash and cash equivalents, short-term investments and marketable securities of $40.2 million and working capital of $16.6 million.

In October 2002, the Share Purchase Agreement pursuant to which we were to acquire all of the outstanding shares of PurpleVision Technologies Private Limited was terminated in accordance with its terms. Under the agreement, if the purchase transaction was not completed by October 7, 2002, the agreement was terminated. We recognized a charge of $196,000 for professional fee expenses associated with the negotiation and termination of the agreement.

We rent office facilities under noncancelable operating leases which expire through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at September 30, 2002 were $2.5 million.

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

Our sales are dependent upon capital spending trends and new design projects, and a substantial portion of our costs is fixed in the near term. The demand from our customers, including integrated device manufacturers, fabless semiconductor companies and systems providers, is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, such as postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, a reduced number of design starts, reduction of design and test budgets or continued consolidation among our customers would harm our business and financial condition. For example, we continue to see significant reductions in the number of design starts and have experienced delayed orders by customers in 2002.

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

We have a history of losses and an accumulated deficit of approximately $54.4 million as of September 30, 2002. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $4.3 million for the nine months ended September 30, 2002, $6.3 million in fiscal 2001 and $12.9 million in fiscal 2000. At September 30, 2002, we had an accumulated deficit of approximately $54.4 million. We expect our future revenues to be negatively impacted by current market and customer conditions, and we expect to continue to increase our investment in our research and development projects and to continue to hire additional personnel in sales and service operations to support our business development activities. Because we expect to continue to increase our investment in business development, our expenditures could outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

Our revenues and operating results have fluctuated significantly from quarter to quarter in the past and may do so in the future, which could cause the market price of our common stock to decline. Accordingly, quarter-to-quarter comparisons of our results of operations may not be an indication of our future performance. In future periods, our revenues and results of operations may be below the estimates of public market analysts and investors. This discrepancy could cause the market price of our common stock to decline.

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

The semiconductor and system industries are extremely competitive and characterized by rapidly changing technology. The market for embedded test solutions is still evolving, and we expect competition to become more intense in the future. Our current principal competitors in the design phase of product development include:

•	electronic design automation providers such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., all of which offer basic built-in self-test capability;

•	smaller test tool providers such as SynTest Technologies, Inc.;

•	potential customers that develop test solutions internally; and

•	integrated device manufacturers, such as IBM, that use their own test solutions in chips manufactured for and sold to others.

Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Teradyne, Inc., Credence Systems Corporation, Advantest Corporation, Agilent Technologies, Inc., LTX Corporation and NP Test Inc. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions.

Some of our competitors are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products than we do, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition and the current downturn in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Eight customers accounted for approximately 56% of total revenues for the nine months ended September 30, 2002, of which three customers accounted for 13%, 11% and 10% of total revenues, respectively. Fifteen customers accounted for approximately 50% of revenues for the year ended December 31, 2001, of which no single customer accounted for more than 10% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

Our products incorporate technology licensed from third parties, including Nortel Networks. If any of these licenses are terminated, our ability to develop and license our products could be delayed or reduced.

We use technology, including software, which we license from third parties. In particular, we license technology from Nortel Networks under two patents for testing embedded memories and digital systems, and we use the Nortel technology in our embedded test technology. Our license agreement with Nortel may be terminated if we materially violate the terms of the agreement, if a competitor of Nortel acquires a significant percentage of our common stock without first obtaining Nortel’s consent or if we bring patent infringement proceedings against Nortel under any patent embodied in, or acquired as a result of access to, the technology we license from Nortel. If we do not maintain our existing third party technology licenses or enter into licenses for alternative technologies, we could be required to cease or delay product shipments while we seek to develop alternative technologies.

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

We have recently introduced a hardware product called Validator. If we are unable to successfully manage the manufacturing process and service support for this product, our reputation and our operating results could be harmed.

In June 2002, we introduced our first hardware product, Validator. We rely on an independent subcontractor to manufacture this product for us. Because our other products are delivered in the form of software, we do not have experience in managing the manufacturing and service support for hardware products. If we are unable to accurately predict market demand for Validator, manage lead times in the procurement process and develop and maintain appropriate inventory controls, we may experience shortages or excess inventory. Shortages could result in lost sales opportunities and customers, and excess inventory could become obsolete, resulting in inventory write-offs which would negatively affect our financial results. In addition, we may need to customize our product to meet specifications of our customers outside of the United States.

We obtain several of the components used in this product from single or limited sources. If component manufacturers do not allocate a sufficient supply of components to meet our needs or if current suppliers do not provide components of adequate quality or compatibility, we may have to obtain these components from distributors or on the spot market at a higher cost. We do not have guaranteed supply arrangements with our suppliers, and suppliers may not be able to meet our current or future component requirements. If we are forced to use alternative suppliers of components, we may have to alter our product design to accommodate these components. Alteration of our product design to use alternative components could cause significant delays and reduce our production. In addition, we do not have specific volume purchase agreements with our subcontractor, and the subcontractor could cease supplying the product at any time with limited or no penalty. If we need to replace the subcontractor, we could incur significant manufacturing set-up costs and delays, which in turn could affect inventory levels.

Because this is our first hardware product, our customer support service personnel may experience difficulties in responding to customer needs, and we may be required to obtain third-party assistance, either directly or in the form of further training for our existing support personnel. Delays in customer service could result in rejection of our product and loss of customer confidence. Third-party assistance could be costly and divert attention of our personnel from primary support of our other products. Loss of sales, damaged reputation or increased costs could harm our revenues and profitability.

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

We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our business. In particular, our strategy for encouraging the adoption of our technology requires that we employ highly skilled applications engineers to work with our customers. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

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

We sell our products and services through distributors in India and Israel and sales representatives in Japan, Korea, Singapore and Taiwan. We anticipate that sales in these markets will account for a significant percentage of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a significant portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 22% of our total revenues for the nine months ended September 30, 2002 and 27% for year ended December 31, 2001. Our success depends upon continued expansion of our international operations, and we expect that a significant portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

•	our ability to adapt our products to foreign design methods and practices;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel;

•	managing foreign branch offices and subsidiaries;

•	longer payment cycles for and greater difficulty collecting accounts receivable;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	political, economic or military conditions associated with current worldwide conflicts and events.

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

We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

Our establishment of a wholly owned Japanese subsidiary require significant management attention, which could distract our management from day to day operations and could disrupt our business. Additionally if we fail to successfully transition customer relationships and transfer all designated customer contracts and related assets from our Japanese distributor to our wholly owned Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of this transaction, we must successfully integrate our wholly owned Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to develop a direct sales presence in Japan, and the cost of these efforts may be significant. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

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

We believe that our existing cash resources and available debt financing, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Foreign Currency Fluctuations

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations and financial condition. Substantially all of our revenues have been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, it may be necessary to have our sales to be denominated in the Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results have not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At September 30, 2002, short-term securities consisted of a bank certificate of deposit of $2.0 million and long-term securities consisted solely of U.S. Government securities of $22.5 million.

ITEM 4:	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) were effective to ensure that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to their evaluation date, and there were no significant or material weaknesses in such controls requiring corrective actions.

PART II: OTHER INFORMATION

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

10.1    Employment agreement dated July 9, 2002 between the Company and John H Barnet.

(b)  Reports on Form 8-K.

The Registrant did not file any current reports on Form 8-K during the quarterly period ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2002

LOGICVISION, INC.
(Registrant)

By:	/s/ VINOD K. AGARWAL
Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ JOHN H. BARNET
John H. Barnet
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Vinod K. Agarwal, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of LogicVision, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

By:	/s/ VINOD K. AGARWAL
Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

I, John H. Barnet, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of LogicVision, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002

By:	/s/ JOHN H. BARNET
John H. Barnet
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement dated July 9, 2002 between the Company and John H Barnet.