Form 10-K
period 2002-12-31
LOGICVISION INC
filed 2003-03-11
CIK 1041418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the Nasdaq National Market on June 30, 2002) was approximately $62.6 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were 15,297,965 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Stockholders to be held on May 15, 2003.

LOGICVISION, INC.

2002 FORM 10-K

PART I

Item 1.    Business

When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, marketing and commercialization of our products under development, our expectations regarding future revenues, fluctuations in future operating results and future expenses, our estimates regarding our capital requirements and our needs for additional financing, use of our working capital, plans for future products and services and for enhancements of existing products and services, our patent applications and licensed technology regarding our products and technology, the adequacy of our facilities, the outcome of litigation, expectations regarding dividends, our efforts to enter into technology development contracts and develop relationships with industry partners, the expected benefits of those contracts and relationships, our competitive position, our ability to attract customers and establish license agreements, and sources of revenue and anticipated revenues, including licenses of our intellectual property and software, technology development and design contracts and postcontract customer support, and the continued viability and duration of those agreements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Recent Developments

In June 2002, we introduced a desktop silicon debug solution, the LogicVision Validator, for at-speed debug of silicon chips incorporating our embedded test technologies. We believe the LogicVision Validator in combination with our embedded test technology can save weeks to months in time-to-market by reducing the debug time for our customers’ new chips prior to their release to volume production.

In July 2002, we entered into a Business Transfer Agreement with our then distributor in Japan. Pursuant to this agreement, we acquired certain fixed assets, customer lists, transitional services and a covenant not to compete for a period of one year. The aggregate purchase price of the transaction was $1.9 million.

In July 2002, we established LogicVision Japan KK, a wholly owned subsidiary in Japan to provide direct sales and customer service to our Japanese customers.

In November 2002, we established LogicVision India Private Limited, a wholly owned subsidiary in India to provide customer service and product development.

Technology

Embedded test

We believe that embedded test technology provides significant benefits for the new and complex systems-on-a-chip semiconductor devices being designed and manufactured today. Conventional test is performed with external equipment, while embedded test is performed primarily using circuitry resident in the semiconductor design. By embedding test circuit structures on the semiconductor itself, our embedded test solution eliminates many of the key limitations associated with conventional external testing. Our embedded test design software automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics, and creates and integrates our proprietary embedded test circuits with the existing design functions to address these requirements. Our embedded test manufacturing software allows external test equipment to easily operate our proprietary embedded test circuits for pass-fail testing, chip debug or manufacturing datalogging. The LogicVision Validator combines the embedded test manufacturing software with a low-cost rack of test equipment to create a self-contained test and debug environment. Our technology also enables board and system level diagnostics, system bring-up and in-field testing and diagnostics.

Design phase

Our embedded test technology is incorporated into integrated circuits in the form of user-configurable circuit structures that provide four functions:

•	access management—necessary scan chains, shared isolation collars, boundary scan and test points to enable access to any point within complex designs;

•	timing management—proprietary functionality for clock skew management, multiple cycle paths and multiple frequencies;

•	test data generation and analysis—proprietary functionality created for each design block to algorithmically generate and analyze circuit test data; and

•	external control—standard IEEE 1149.1 compliant test access port for access and control of all embedded test circuits.

Manufacturing phase

Because our embedded test circuits are incorporated in semiconductor designs, they are manufactured as part of the semiconductor devices. When the prototypes of a new integrated circuit return from fabrication for debug and characterization, our embedded test circuits and embedded test manufacturing software can be used to accelerate this process and allow lower cost equipment to be utilized, including the LogicVision Validator. Our embedded testers and embedded test manufacturing software also facilitate at-speed test during wafer probe and allow lower-cost test equipment to be used at wafer probe. Semiconductor devices that pass wafer probe test are then packaged, and our embedded testers and embedded test manufacturing software are used again for final test. Our embedded test circuits are designed to be activated with simple external test signals applied through the industry standard IEEE 1149.1 test access port.

Test Development Functions.    Using our technology, the bulk of the patterns applied to test the integrated circuit are created on-chip, with only minimal external control needed to achieve a pass-fail test. Our embedded test design and manufacturing software provides the engineer with the ability to easily create pass-fail test patterns, then optimize them for speed, execution time, accuracy, power and results.

Debug and Diagnostic Functions.    Our embedded test provides a number of debug and diagnostic modes to facilitate debug, diagnosis and datalogging. These are leveraged using our embedded test manufacturing software.

Implementation technologies

We have developed several technologies to facilitate the mainstream design and manufacturing use of embedded test technology. These include:

•	design automation algorithms and implementation for embedded test;

•	hierarchical isolation, access and assembly technologies;

•	embedded test design verification technologies;

•	high-performance circuit fault simulation algorithms and automation technologies;

•	capture-by-domain for multiple-clock timing;

•	at-speed, multi-frequency, multi-clock logic embedded test technology;

•	fault-insertion technology for system diagnostics;

•	at-speed, embedded and external memory test technologies;

•	at-speed interconnect test technology;

•	test and measurement technologies for embedded phase-locked-loops;

•	manufacturing automation for simplified access and control of embedded test circuits on test equipment;

•	signoff process and handoff database for robust transfer of embedded test information to manufacturing; and

•	parametric and input/output test technology to facilitate multi-site and reduced pin-count test, debug and datalogging.

Products

We offer a portfolio of products for the automated development, integration, and deployment of embedded test technology:

Technology products

Embedded Circuit Structures.    Our embedded test technology enables our customers to design and manufacture our embedded test circuit structures for a specific design. For a typical design of 1 million gates and above, our embedded testers are less than a few thousand gates and represent only 1% to 2% of chip area. Our user-configurable embedded test circuit structures are designed to test memory, logic, input/outputs, phased-locked-loops, cores, hierarchical blocks and interconnect.

Design Software products

We provide a suite of highly integrated embedded test design software products for embedded test implementation on application specific integrated circuits and system-on-a-chip designs. We provide design software that automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics. Our software creates and integrates our proprietary circuits with the existing design circuits to address these requirements. It also assists with the timing analysis and simulation processes necessary for proper verification, by providing timing analysis scripts and simulation test benches.

Manufacturing Software products

We provide embedded test manufacturing software for access and control of embedded test during chip and system test program development, debug, manufacturing test and datalogging. This enables user interaction with the embedded test circuits to evaluate and diagnose chip-level and board-level failures during manufacturing. This includes pass-fail testing, debug and basic failure diagnostics and datalogging. We support a wide set of third-party industry standard test equipment.

LogicVision Validator product

We provide the LogicVision Validator product for use as a prototype chip debug and characterization platform for design engineers. The LogicVision Validator combines computers, power supplies and clock generators with the embedded test manufacturing software to create a complete solution for chip debug. The hardware portion of this product is manufactured and assembled by a third party for LogicVision.

Product offerings

We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles. Our key embedded test products and their capabilities are described below.

Products		Applications

Chip Test Assemble	•	Embedded test intellectual property for IEEE 1149.1 Test Access Port and Boundary Scan functionality.
	•	Automates the integration and control of all embedded test functions in a given integrated circuit.
	•	Can support up to 2048 scan chains and 30 embedded test controllers per design.
	•	Includes manufacturing tools for integrated circuit and system test and diagnosis of input/outputs.

IC Memory BIST	•	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality.
	•	Supports single and multiport SRAMs, DRAMs and ROMs.
	•	Supports any size memory manufacturable in given technology.
	•	Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.

Logic BIST	•	Provides intellectual property for at-speed, multi-frequency logic self-test and scan test functionality.
	•	Automates analysis, generation, assembly and verification of logic test intellectual property.
	•	Supports high-speed multiple clock domains, including those in excess of 100 megahertz, pipelining and multi-cycle paths.

Embedded Logic Test	•	Embedded test intellectual property for hierarchical, at-speed, embedded logic core test functionality.
	•	Automates a complete, hierarchical methodology for system-on-a-chip design and test.
	•	Supports design partitioning and core reuse for concurrent engineering.
	•	Facilitates transportable embedded test for functional block re-use.

Core Test	•	Provides intellectual property for direct test access and isolation of legacy core functionality.
	•	Automates generation, assembly and verification of legacy core test collars and buses.
	•	Supports a dedicated test bus per core and sharing of input/output pins for test and diagnosis.
	•	Provides manufacturing tools for integrated circuit test and diagnosis of legacy cores.

PLL BIST	•	Embedded test intellectual property for accurate, specification-driven test of phase-locked-loop functionality.
	•	Automates generation, assembly and verification of embedded test circuitry for phase-locked-loops.
	•	Supports measurement-based tests of jitter, loop-gain and lock-range specifications.
	•	Measurement resolution to 0.125 of a gate delay.

Products		Applications

Programmable IC Memory BIST	•	Provides intellectual property for runtime programmable, at-speed, memory embedded test functionality.
	•	Supports large, embedded DRAMs and high density, embedded SRAMs.
	•	Supports both standard and user-proprietary memory test algorithms.
	•	Usable during memory debug/characterization and go/no-go manufacturing test.

External Memory Test	•	Provides intellectual property for flexible, high-speed, board-level memory module test functionality.
	•	Supports timing and algorithms for use with SRAMs, DRAMs, SDRAMs and others.
	•	Automates generation, assembly and verification of external memory embedded test controller.
	•	Includes manufacturing tools for system-level test and diagnosis of board-level memories.

IC Debug	•	Provides intellectual property for facilitating interactive debug of integrated circuits by leveraging the embedded test capabilities that were added to the design.
	•	Supports interactive pass-fail testing and debug of the I/O, memory, logic and PLLs in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LogicVision-Ready automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

LogicVision Validator	•	Bundles a rack of low-cost test equipment with the IC Debug product to facilitate the interactive debug of integrated circuits.
	•	Supports interactive test and debug of the I/O, memory, logic and PLLs in the design
	•	Automates the creation, modification and application of test and debug patterns.
	•	Integrates equipment for computing, power supplies and clock generation.
	•	Provides a complete debug platform that reduces time-to-market for prototype integrated circuits.

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

Technology Development Contracts.    As a part of our strategy to make embedded test technology more applicable to custom designs, we enter into development contracts with industry leaders for specific projects. Our development contracts include developing new embedded test capabilities and appropriate modifications to our standard automation software. These contracts help our customers and partners to rapidly adopt our technologies.

Customers

We license our proprietary technologies and software products to companies in key markets within the semiconductor and systems industries. Our customers include application specific integrated circuit or system-on-a-chip designers in systems companies, fabless companies and integrated device manufacturers. During the year ended December 31, 2002, Agere Systems, Inc. and Sun Microsystems, Inc. accounted for 12% and 10% of total revenues, respectively. During the year ended December 31, 2001, no customer accounted for 10% or more of total revenues. During the year ended December 31, 2000, LSI Logic Corporation accounted for 15% of total revenues.

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

Research and Development

Our ability to meet customer needs for improved technology, and maintain our technology leadership, depends largely on whether we can continue to rapidly develop and deploy new technology and introduce new products. We have made, and intend to continue to make, significant investments in research and development. In addition to an overall knowledge of test methodologies, embedded test requires an expertise in three diverse areas: integrated circuit design and verification, electronic design automation algorithms and software development, and software development for manufacturing test and test equipment. We have assembled a highly skilled and multi-disciplinary team for this purpose.

As of December 31, 2002 our engineering team comprised 32 employees, 20 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into three development groups, each focusing on one of these three areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

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

In addition to the three development groups, we have product engineering teams focused on software builds and release, documentation and quality assurance.

Research and development expenses were $5.0 million, $5.1 million, and $5.0 million during the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Sales and Marketing

The majority of our revenues are generated by our direct sales force. We have sales and service offices located throughout major cities in the United States, including San Jose, Los Angeles, San Diego, Dallas and Boston. Internationally we have a sales and service office and a sales representative in Japan, and sales in other countries are handled by distributors or sales representatives in Taiwan, India, Israel and Singapore. International revenues as a percentage of our total revenues were approximately 21%, 27% and 19% for the years ended December 31, 2002, 2001 and 2000. Information regarding geographic areas and operating segments are included in Note 13 to the Consolidated Financial Statements in Item 8. Sales personnel consist of account managers who are responsible for all business aspects of the customer relationship and application engineers who manage all the technical pre-sales and post-sales customer support issues. As of December 31, 2002, we had 48 employees involved in sales and marketing, customer service and operations.

The main goal of our sales force is to work with major systems, consumer electronics and semiconductor companies who have the expertise to implement our technology today. We focus on leading companies because they are influential in setting standards. We focus on developing customer relationships with companies in the areas of cellular, wireline and satellite communications, computer servers and graphics, and consumer electronics. Additionally, as systems companies use our technology, they often require their component suppliers to supply semiconductors with embedded test already designed in for their system use. In this way we can create both push and pull demand for our technology.

Our marketing efforts include product/technical marketing and merchandising, public relations, corporate communications and business development functions. We strive to develop relationships with industry partners such as application specific integrated circuit suppliers, silicon foundries, electronic design automation tool suppliers, hardware tester manufacturers and intellectual property providers.

Sales and marketing expenses are allocated between cost of revenues and sales and marketing expenses. Engineering efforts devoted to revenue-generated design and technology development projects and postcontract customer support activities are recognized as cost of revenues. The balance of sales and marketing expenses incurred for general selling and marketing activities is charged to sales and marketing expenses.

Sales and marketing expenses were $9.9 million, $9.9 million, and $8.9 million during the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Intellectual Property

We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2002, our intellectual property portfolio consisted of 18 issued U.S. patents, three allowed U.S. patents, 31 pending U.S. patent applications, eight issued Canadian patents, 12 pending Canadian patent applications and 12 pending Patent Cooperation Treaty, or PCT, patent applications filed with the World Intellectual Property Organization and which serve as the basis of national patent filings in countries of interest. In addition, we have three pending Europe patent applications and three pending Japan patent applications. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2022. Our portfolio also includes two patents for testing embedded memories and digital systems we have licensed from Nortel Networks, for which we completed royalty payments in October 2002. Nevertheless, our license agreement with Nortel may be terminated if we materially violate the terms of the agreement, if a competitor of Nortel acquires a significant percentage of our common stock without first obtaining Nortel’s consent or if we bring patent infringement proceedings against Nortel under any patent embodied in, or acquired as a result of access to, the technology we license from Nortel. Our patents, and the Nortel patents we license, cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

If we fail to obtain a license from a third party for proprietary technologies that we use, we could incur substantial liabilities, or be compelled suspend sales of our products or our use of processes requiring the technologies. Litigation could cause us to incur significant expenses, harm our sales of the challenged technologies or products and divert the efforts of our technical and management personnel, whether or not a court decides the litigation in our favor. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, stop selling of infringing products, expend significant resources to develop or acquire non-infringing technology and discontinue the use of processes requiring the infringing technology or obtain licenses to the infringing technology. We may not be successful in the development or acquisition of intellectual property, or the necessary licenses may not be available under reasonable terms, and any development, acquisition or license could require us to expend a substantial amount of time and other resources. Any of these developments would harm our business.

Competition

The semiconductor and systems industries are highly competitive and characterized by rapidly changing technology. The market for embedded test is still evolving and we expect competition to continue to emerge and become more intense in the future.

Design

In the design phase of product development, we face competition from traditional broad line electronic design automation providers like Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc. and from smaller test tool providers such as Syntest Technologies, Inc. These companies provide competing design-for-test technologies and some level of built-in self-test capability. We also face competition from methodologies developed internally at large integrated device manufacturers, systems companies and electronic design automation providers.

Manufacturing

Because embedded test has the potential to impact the external test market, we believe traditional hardware tester manufacturers such as Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, LTX Corporation, NP Test Inc., and Teradyne, Inc. all view embedded test and LogicVision as competition. Many of these companies are devoting significant resources to developing external solutions to testing complex integrated circuits, including working closely with some of our current and potential customers. Their efforts may result in the development of solutions that compete with our embedded test solution.

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

Employees

As of December 31, 2002, we employed 91 full time employees and one part time employee worldwide of which 62 employees were located in the United States, 20 employees were located in Canada and 10 employees were located in Asia and Europe. This included 48 in sales and marketing, 32 in research and development, and 12 in finance and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

Our Web site is http://www.logicvision.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our Web site is not part of this report.

Item 2.    Properties

Our principal executive offices are currently located in San Jose, California, where we lease approximately 17,690 square feet. We believe that these offices will be adequate to meet our requirements for the next 12 months. We have research and development offices in Montreal and Ottawa, Canada. We have domestic sales and service offices in Del Mar and Pasadena, California; Franklin, Massachusetts; and Addison, Texas. In addition, we have an international sales and service office in Tokyo, Japan, a customer service office in London, the United Kingdom, and an engineering and service office in Bangalore, India.

Item 3.    Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth information regarding our executive officers as of December 31, 2002:

Name	Age	Position
Vinod K. Agarwal	50	President, Chief Executive Officer and a director
John H. Barnet	67	Vice President of Finance and Chief Financial Officer
Michael C. Howells	40	Vice President of Engineering
Mukesh J. Mowji	44	Vice President of Sales and Marketing
Kenji Baba	49	Vice President of Engineering Services

Vinod K. Agarwal, PhD founded LogicVision in 1992 and has served as our President, Chief Executive Officer and a director since 1992. Prior to founding LogicVision, Dr. Agarwal was the Nortel/NSERC Industrial Research Chair Professor at McGill University in Montreal and served as a consultant to Nortel Networks Corporation, Hitachi, Ltd. and Eastman Kodak Company for developing their design-for-test/embedded test environment. In 1992, Dr. Agarwal was elected to be a Fellow of The Institute of Electrical and Electronics Engineers, Inc., or IEEE, for his contributions to built-in self-test and fault-tolerant computing. Dr. Agarwal is a co-inventor of several US patents on embedded test technology. He holds a BE in Electronics from Birla Institute of Technology and Science, Pilani, India, an M.S. in Electrical Engineering from University of Pittsburgh and a PhD in Electrical Engineering from Johns Hopkins University.

John H. Barnet has served as Vice President of Finance and Chief Financial Officer since September 1999, after having served as a financial consultant since January 1999. From 1996 to 1998, Mr. Barnet was Vice President of Finance and Administration and Chief Financial Officer of ESS Technology, Inc., a fabless semiconductor company. From 1992 to 1996, Mr. Barnet served as Executive Vice President, Finance and Chief Financial Officer for Trimble Navigation, Ltd., a manufacturer of global positioning satellite instruments. Prior to 1992, he held Vice President of Finance and Chief Financial Officer positions with Centex Telemanagement, Inc., Philips-Signetics Corporation, Teledyne Semiconductor and Acurex Corporation. Mr. Barnet holds a BS in Industrial Engineering from Stanford University and an MBA from Columbia University.

Michael C. Howells has served as our Vice President of Engineering since 1994 and joined us as our Director of Marketing in 1993. Prior to joining LogicVision, Mr. Howells was a Senior Product Marketing Engineer with Mitsubishi Electronics America in their application specific integrated circuit group. While at Mitsubishi, Mr. Howells was involved in marketing deep sub-micron application specific integrated circuits, as well as development of related design flows and electronic design automation tools, and was also responsible for Mitsubishi’s Ottawa application specific integrated circuit design center. He holds a BEng and an MEng in Electrical Engineering from McGill University.

Mukesh J. Mowji has served as our Vice President of Sales and Marketing since April 2002. From January 2002 to March 2002, he served as our Vice President of Marketing. From August 2000 to January 2002, he served as our Vice President of Manufacturing Business and was responsible for business development and marketing in semiconductor manufacturing. From 1988 to 2000 Mr. Mowji held various senior positions in marketing, sales, and field operations at LTX Corporation, and, from 1979 to 1988, Mr. Mowji held various senior positions in engineering, operations and sales with the test equipment division of Schlumberger Limited’s test equipment business. He holds a BS in Electrical Engineering from San Francisco State University.

Kenji Baba has served as our Vice President of Engineering Services since July 2002. From 1977 to 2002, Mr. Baba held various management positions in marketing and engineering at Mitsubishi Electric & Electronics America, Inc. While at Mitsubishi, he served as Director of SLIC Marketing responsible for managing marketing activities for North America division of Mitsubishi. He holds a BSEE and MSEE in Electrical Engineering from Okayama University, Japan.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.0001 (“Common Stock”), is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “LGVN.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq, since October 31, 2001, the date of our initial public offering, as reported by the Nasdaq.

	High	Low
2002
First Quarter	$15.45	$6.56
Second Quarter	$11.30	$3.97
Third Quarter	$5.38	$1.98
Fourth Quarter	$3.03	$1.60

2001
Fourth Quarter (since October 31, 2001)	$14.68	$9.00

As of February 28, 2003, the Common Stock was held by 109 stockholders of record. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of its business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

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

3.	the remainder of the proceeds from the offering has been invested in interest bearing, investment grade marketable securities and used for general corporate purposes, including working capital and capital expenditures. As of December 31, 2002, approximately $21.3 million was invested in money market funds and short-term U.S. government securities and approximately $18.4 million was invested in long-term U.S. government securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2002 and 2001 and selected consolidated statements of operations data for the years ended December 31, 2002, 2001 and 2000, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the selected consolidated statements of operations data for the years ended December 31, 1999 and 1998 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
License	$10,177	$12,079	$5,597	$4,096	$2,165
Service	5,308	5,153	3,686	1,344	851
Royalties	70	—	—	—	—

Total revenues	15,555	17,232	9,283	5,440	3,016

Cost of revenues:
License	962	803	583	214	400
Service	3,421	2,141	1,955	1,080	620

Total cost of revenues	4,383	2,944	2,538	1,294	1,020

Gross profit	11,172	14,288	6,745	4,146	1,996

Operating expenses:
Research and development	5,007	5,093	4,987	4,519	4,373
Sales and marketing	9,914	9,947	8,930	5,434	4,378
General and administrative	4,153	2,768	4,012	2,060	1,503
Amortization of deferred stock-based compensation (2)	1,612	2,859	2,106	367	214

Total operating expenses	20,686	20,667	20,035	12,380	10,468

Loss from operations	(9,514)	(6,379)	(13,290)	(8,234)	(8,472)
Interest income	1,099	366	583	155	260
Other income (expense), net	24	(6)	—	(16)	18

Loss before provision for income taxes	(8,391)	(6,019)	(12,707)	(8,095)	(8,194)
Provision for income taxes	113	124	9	3	5

Net loss	(8,504)	(6,143)	(12,716)	(8,098)	(8,199)
Accretion of redeemable convertible preferred stock	—	130	173	173	—

Net loss attributable to common stockholders	$(8,504)	$(6,273)	$(12,889)	$(8,271)	$(8,199)

Net loss per share, basic and diluted (1)	$(0.57)	$(1.54)	$(7.79)	$(6.29)	$(7.41)

Weighted average common shares, basic and diluted (1)	15,002	4,063	1,654	1,315	1,106

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated balance sheet data
Cash and cash equivalents and short-term investments	$23,171	$34,496	$9,708	$3,170	$2,100
Marketable securities	18,390	11,984	—	—	—
Working capital	17,055	31,373	5,708	1,471	904
Total assets	46,525	52,732	15,170	7,510	3,993
Total redeemable convertible preferred stock	—	—	46,071	31,765	24,209
Stockholders’ equity (deficit)	37,795	44,240	(39,822)	(29,500)	(22,668)
Cash dividends declared per common stock	—	—	—	—	—

(1)	The diluted net loss per share computation excludes potential shares of common stock (redeemable convertible preferred stock, options to purchase common stock and warrants to purchase common stock), as their effect would be antidilutive.

(2)	Amortization of deferred stock-based compensation:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Total cost of revenues	$31	$115	$71	$7	$6
Research and development	401	801	630	103	104
Sales and marketing	843	1,453	888	155	84
General and administrative	337	490	517	102	20

	$1,612	$2,859	$2,106	$367	$214

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding future revenues, cost of revenue and expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property and software, technology development and design contracts and postcontract customer support, the features and benefits of our products, our business development efforts, future acquisitions or investments, the impact of economic and industry conditions on our customers, the anticipated growth of our business, our ability to attract customers and establish license agreements, customer and market demand, our growth strategy, our ability to attract and retain qualified personnel, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, our dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We follow very specific and detailed guidelines in measuring revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9; however, certain judgments affect the application of our revenue policy. We derive license revenues from software and intellectual property licenses and products, and derive service revenues from maintenance and consulting service contracts. We recognize the full amount of license fees upon shipment only when there is persuasive evidence of an arrangement, shipment has occurred, the fee is fixed or determinable, and collectibility of the sales proceeds is considered probable. When multiple elements exist and where vendor-specific objective evidence, or VSOE, of the fair value of undelivered elements such as postcontract customer support exists, we apply the residual method of accounting to the delivered elements. Our history of selling postcontract customer support provides VSOE of fair value of postcontract customer support through contractual renewal rates. Accordingly, because we have VSOE for the postcontract customer support sold in connection with our licenses of more than one year, we typically recognize the residual amount of the contract fee as license fee upon delivery of the software. When vendor-specific objective evidence of the fair value of the undelivered element cannot be established, and the undelivered element is postcontract customer support, all related revenues are recognized ratably over the term of our postcontract customer support obligations. As a result of this policy, because we are generally unable to establish vendor-specific objective evidence of the undelivered elements with respect to our one-year licenses, we recognize revenues from one-year licenses ratably over the license term. We also recognize the maintenance elements of all contracts ratably over the period of the maintenance contract. When we enter into a multiple element arrangement which includes the future delivery of a specified product or upgrade, all revenues under the agreement are deferred until the specified product or upgrade has been delivered. Consulting service revenues are generally recognized on a percentage of completion basis. On occasion, we offer extended payment terms beyond our normal business practice of between 30 and 60 days to certain customers. We do not have sufficient experience collecting under these extended payment term arrangements. As a result, when payment terms are extended, the fee is not considered fixed or determinable and, therefore, we recognize revenues when those payments become due.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

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

Our proprietary technology enables semiconductor companies to embed self-testers into the chip design. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market issues. In June 2002, we introduced a desktop silicon debug solution, named LogicVision Validator, for at-speed debug of silicon chips incorporating our embedded test technologies. We believe the LogicVision Validator in combination with our embedded test technology can save weeks to months in time-to-market by reducing the debug time for our customers’ new chips prior to their release to volume production.

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of systems development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through our direct sales force in the U.S. and Japan, and through our distributors or sales representatives in Japan, Taiwan, India, Israel and Singapore.

In June 2002, we entered into a Share Purchase Agreement to acquire all of the outstanding shares of PurpleVision Technologies Private Limited for an aggregate purchase price of $1.5 million in cash. In October 2002, the Share Purchase Agreement was terminated in accordance with its terms. Under the agreement, if the purchase transaction was not completed by October 7, 2002, the agreement was terminated. We recognized a charge of $196,000 for professional fee expenses associated with the negotiation and termination of the agreement.

In July 2002, we entered into a Business Transfer Agreement with our then distributor in Japan. Pursuant to this agreement, we acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“non-competition agreement”) for a period of one year. We accounted for the acquisition as a purchase. The aggregate purchase price of the transaction was $1.9 million. The purchase price includes professional fees and other direct costs of the acquisition totaling $58,000. Based on an independent third-party valuation analysis, we allocated $620,000 to transitional services from July 18, 2002 to December 31, 2002 and $1.3 million to the non-competition agreement over the period of benefit which ends on July 17, 2003.

Beginning in the second quarter and continuing through the fourth quarter of fiscal 2002, adverse general economic conditions and conditions in the semiconductor industry resulted in a substantial decrease in revenues. We expect these conditions in the general economy and in the semiconductor industry to continue to impact adversely our existing and prospective customers’ ability to purchase our products and services in the near future. In addition, because of these economic conditions, we have elected to focus on larger customers with greater resources. However, such large customers generally do not adopt new design methodologies quickly. Also, we may have limited access to the key decision-makers of potential customers who can authorize the adoption of our technology. As a result, the period between our initial contact with a potential customer and the sale of our products to that customer, if any, is often lengthy and may include delays associated with our customers’ budgeting and approval processes, as well as a substantial investment of our time and resources.

We derive our license revenues from software and intellectual property licenses and products. We derive service revenues from fixed fee technology development and design contracts and postcontract customer support. Our licenses typically have terms ranging from one year to three years. Our pricing depends upon a number of factors, including the type of intellectual property, contract terms, number and complexity of designs and number of design teams and their locations. Some of our license agreements include a royalty feature under which our customers pay us additional fees for additional chip designs that exceed the contracted number of designs.

Historically, a portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues as a percentage of our total revenues was approximately 21%, 27% and 19% for the years ended December 31, 2002, 2001 and 2000, respectively. We anticipate that international revenues will remain a portion of our total revenues in the future. To date, all of the revenues from international customers have been denominated in U.S. dollars.

We derive substantially all of our revenues from license and service revenues, including support and maintenance fees. As a percentage of our total revenues, these license and service revenues accounted for 99%, 100% and 100% for the years ended December 31, 2002, 2001 and 2000, respectively. We expect that license and service revenues will continue to account for a substantial portion of our total revenues for the foreseeable future.

Deferred revenues primarily consist of maintenance and support services under maintenance contracts and unearned revenue on one-year term licenses. For design services and technology development contracts, deferred revenues represent the excess of amounts invoiced or received over the revenue recognized. Deferred revenues fluctuate at each period end in accordance with the mix of contracts.

Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, and royalties paid to third party vendors. Cost of service revenues consists of compensation and related costs and third party consultant costs associated with providing postcontract customer support and consulting services.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Years Ended December 31,
	2002	2001	2000
Revenues:
License	65%	70%	60%
Service	34	30	40
Royalties	1	—	—

Total revenues	100	100	100

Cost of revenues:
License	6	5	6
Service	22	12	21

Total cost of revenues	28	17	27

Gross profit	72	83	73

Operating expenses:
Research and development	32	30	54
Sales and marketing	64	58	96
General and administrative	27	16	43
Amortization of deferred stock compensation	10	17	23

Total operating expenses	133	121	216

Loss from operations	(61)	(38)	(143)
Interest and other income	7	2	6

Loss before provision for income taxes	(54)	(36)	(137)
Provision for income taxes	1	—	—

Net loss	(55)%	(36)%	(137)%

Comparison of years ended December 31, 2002 and 2001

Total revenues

Total revenues for the year ended December 31, 2002 were $15.6 million compared to $17.2 million for the year ended December 31, 2001, a decrease of $1.6 million or 9%. The decrease in total revenues was primarily attributable to a decrease in license revenues of $1.9 million, partly offset by an increase in service revenues of $155,000. The decrease in license revenues was primarily due to decreased demand from fabless semiconductor and systems companies primarily due to the current downturn in the semiconductor industry.

Total cost of revenues

Total cost of revenues for the year ended December 31, 2002 increased to $4.4 million or 28% of revenues, from $2.9 million or 17% of revenues for the year ended December 31, 2001. The increase was primarily due to an increase in personnel related expenses of $770,000 caused by an increase in the time spent by our engineers on service activities, an increase in the amortization of the transitional services of $453,000 associated with the acquisition of the distributor business in Japan, and an increase in outside services of $69,000. Total cost of revenues as a percentage of total revenues increased primarily due to the adverse conditions in the semiconductor industry which resulted in a decrease in revenues while higher service costs resulted from establishing a wholly-owned subsidiary in Japan, and higher support costs for customers.

Research and development

Research and development expenses decreased to $5.0 million or 32% of revenues for the year ended December 31, 2002 from $5.1 million or 30% of revenues for the year ended December 31, 2001.

Sales and marketing

Sales and marketing expenses remained constant for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Sales and marketing expenses were $9.9 million or 64% of revenues for the year ended December 31, 2002, compared to $9.9 million or 58% of revenues for the year ended December 31, 2001. Despite a decrease in total revenues in fiscal year 2002, the sales and marketing expenses remained constant at $9.9 million primarily due to a decrease in the overall commission rate and a decrease in total revenues resulting in lower commissions of $1.5 million, partly offset by higher payroll and related expenses of $959,000 associated with hiring of five additional employees, and an increase in amortization expenses of $578,000 resulting from the acquisition of the distributor business in Japan.

General and administrative

General and administrative expenses increased $1.4 million to $4.2 million or 27% of revenues for the year ended December 31, 2002 compared to $2.8 million or 16% of revenues for the year ended December 31, 2001. The increase was primarily due to an increase of $1.1 million in insurance expenses and professional fees associated with being a public company and $196,000 of professional fees in connection with the proposed acquisition of PurpleVision Technologies Private Limited, which was terminated in October 2002.

Interest income

Interest income increased $733,000 to $1.1 million for the year ended December 31, 2002 from $366,000 for the year ended December 31, 2001. The increase was due to increased interest income resulting from higher investment balances as a result of our initial public offering in November 2001.

Income taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the years ended December 31, 2002 and 2001, we recorded income tax provisions of $113,000 and $124,000 primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2002, we incurred net losses for federal and state tax purposes. As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $46.6 million and $21.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2003, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

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

Total cost of revenues

Total cost of revenues for the year ended December 31, 2001 increased to $2.9 million or 17% of revenues, from $2.5 million or 27% of revenues for the year ended December 31, 2000. The increase was primarily due to the amortization of $447,000 relating to capitalized technology license costs. The capitalized technology license costs relate to our amended license agreement with Nortel Networks. In the first quarter of 2001, we amended that agreement to provide that we would pay, in addition to royalties on future licenses, a total of $850,000 in seven equal quarterly payments through September 2002. We had capitalized the $850,000 and amortized the amount over the period commencing March 2001 through September 2002. Cost of license revenues as a percentage of total revenues decreased from 6% to 5% due to an increase in license revenues compared to an increase in license cost. Cost of service revenues as a percentage of total revenues decreased from 21% to 12% as a result of the change in mix from engineering services to higher margin postcontract customer support services.

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

Income taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the years ended December 31, 2001 and 2000, we recorded income tax provisions of $124,000 and $9,000. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets.

Liquidity and Capital Resources

We have funded our operations primarily from license and service revenues received from inception to December 31, 2002, the net proceeds of $41.1 million from our initial public offering of common stock in November 2001, and the proceeds of approximately $47.6 million from the sale of preferred stock and warrants, the exercise of stock options and common stock purchases from the employee stock purchase plan.

Net cash used in operating activities was $5.2 million for the year ended December 31, 2002, $2.9 million for the year ended December 31, 2001, and $6.9 million for the year ended December 31, 2000. Net cash used in operating activities for the year ended December 31, 2002 was primarily due to a net loss of $8.5 million, a decrease in deferred revenues of $2.6 million resulting from a decrease in customer orders, a decrease in accrued liabilities of $427,000, and an increase in prepaid expenses and other current assets of $308,000. This was partly offset by non-cash charges relating to depreciation and amortization and amortization of stock-based compensation of $2.4 million and $1.6 million, respectively, a decrease in accounts receivable of $2.0 million and an increase in accounts payable of $728,000. Net cash used in operating activities for the year ended December 31, 2001 was primarily due to a net loss of $6.1 million, an increase in prepaid and other current assets of $576,000, a decrease in royalties payable of $1.2 million and a decrease in accrued liabilities of $267,000, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $1.1 million and $2.9 million, respectively, a decrease in accounts receivable of $198,000, a decrease in unbilled receivable of $233,000, an increase in accounts payable of $264,000 and an increase in deferred revenues of $749,000 resulting from an increase in postcontract customer support contracts. Net cash used in operating activities for the year ended December 31, 2000 was primarily due to a net loss of $12.7 million and an increase in accounts receivable of $510,000, partly offset by non-cash charges, an increase in royalties payable of $317,000, an increase in accrued liabilities of $572,000 and an increase in deferred revenues of $2.7 million. The increase in deferred revenues in 2000 was mainly due to increases in the number of one-year term licenses and postcontract customer support contracts for which postcontract customer support revenues are recognized over the term of the related contract, as well as payments received pursuant to the terms of contracts that included the delivery of future specified software upgrades. As a result, payments received were included in deferred revenue and no revenue was recognized pursuant to these contracts.

Net cash used in investing activities was $16.1 million for the year ended December 31, 2002, $13.6 million for the year ended December 31, 2001, and $1.1 million for the year ended December 31, 2000. Net cash used in investing activities for the year ended December 31, 2002 was primarily due to the purchase of marketable securities of $22.4 million, the purchase of short-term investments of $9.0 million, the purchase of property and equipment of $809,000, and the payments related to the acquisition of the distributor business in Japan of $1.9 million, partly offset by the proceeds from the sales of marketable securities of $16.0 million and from the sales of short-term investments of $2.0 million. Net cash used in investing activities for the year ended December 31, 2001 was primarily due to the purchase of long-term, interest bearing marketable securities of $12.0 million, the payments of $850,000 relating to the amendment of our technology license agreement with Nortel Networks, the purchase and implementation of customer support software for $320,000 and purchases of computer hardware and other equipment for $465,000. Net cash used in investing activities for the year ended December 31, 2000 was primarily due to the purchase and implementation of enterprise software, computer hardware and other equipment.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2002, $41.3 million for the year ended December 31, 2001, and $14.5 million for the year ended December 31, 2000. Net cash provided by financing activities for the year ended December 31, 2002 was primarily due to the net proceeds of $372,000 received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $2.5 million borrowed under our line of credit. Net cash provided by financing activities for the year ended December 31, 2001 was primarily due to sale of common stock in our initial public offering. Net cash provided by financing activities for the year ended December 31, 2000 was primarily related to the sale of our Series I convertible preferred stock.

On December 16, 2002, we renewed and amended our Loan Agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at December 31, 2002. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in January 31, 2004. At December 31, 2002, we had a $2.5 million balance outstanding under this agreement and had accrued an interest expense of $5,000, and we were not in compliance with certain covenants with the bank relating to the quarterly net losses. On February 7, 2003, we received a waiver from the bank relating to the quarterly net loss requirement and are in compliance with all the covenants under the agreement. On February 11, 2003, we amended the Loan Agreement with the bank as to certain operating covenants relating to the quarterly net loss requirement.

At December 31, 2002, we had cash and cash equivalents, short-term investments and marketable securities of $41.6 million, working capital of $17.1 million, and $2.5 million available under our $5.0 million line of credit.

In June 2002, we entered into a Share Purchase Agreement to acquire all of the outstanding shares of PurpleVision Technologies Private Limited for an aggregate purchase price of $1.5 million in cash. In October 2002, the Share Purchase Agreement was terminated in accordance with its terms. Under the agreement, if the purchase transaction was not completed by October 7, 2002, the agreement was terminated. We recognized a charge of $196,000 for professional fee expenses associated with the negotiation and termination of the agreement.

In July 2002, we entered into a Business Transfer Agreement with our then distributor in Japan. Pursuant to this agreement, we acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“non-competition agreement”) for a period of one year. We accounted for the acquisition as a purchase. The aggregate purchase price of the transaction was $1.9 million. The purchase price included professional fees and other direct costs of the acquisition totaling $58,000. Based on an independent third-party valuation analysis, we allocated $620,000 to transitional services from July 18, 2002 to December 31, 2002 and $1.3 million to the non-competition agreement over the period of benefit which ends on July 17, 2003.

We rent office facilities under non-cancelable operating leases which expire through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at December 31, 2002 were $2.3 million.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. Since SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS 146 will have no effect on our current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted this statement. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We do not expect that the adoption of SFAS 148 will have a material effect on our financial position or results of operations.

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

To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot assure you that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;

•	our existing and potential customers may continue to react to declining demand for semiconductors by curtailing or delaying new initiatives for new complex semiconductors or by extending the approval process for new projects, thereby lengthening our sales cycles;

•	potential customers may not be willing to accept the perceived delays in the early design stages associated with implementing embedded test technology in order to achieve potential time and cost savings at later stages of silicon debugging and production testing;

•	potential customers may have concerns over the reliability of embedded testing methods relative to existing test methods; and

•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results could be negatively impacted.

Our sales are dependent upon capital spending trends and new design projects, and a substantial portion of our costs is fixed in the near term. The demand from our customers, including integrated device manufacturers, fabless semiconductor companies and systems providers, is uncertain and difficult to predict. Slower growth in the semiconductor and systems industries, such as postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, a reduced number of design starts, reduction of design and test budgets or continued consolidation among our customers would harm our business and financial condition. For example, we continue to see significant reductions in the number of design starts and have experienced delayed orders by customers beginning in the second quarter and continuing through the fourth quarter of fiscal 2002.

The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, networking, server and high-end consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business. For example, the U.S. economy, including the semiconductor industry, is currently experiencing a slowdown, which may continue to negatively impact our business and operating results as the number of design starts by current and potential customers decline. Some analysts have predicted that a further decline in the U.S. economy may result from recent volatility in the financial markets. If the economy continues to decline as a result of the recent economic, political and social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $58.6 million as of December 31, 2002. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $8.5 million for the year ended December 31, 2002, $6.3 million in fiscal 2001 and $12.9 million in fiscal 2000. At December 31, 2002, we had an accumulated deficit of approximately $58.6 million. We expect our future revenues to be negatively impacted by current market and customer conditions, and we expect to continue to commit substantial investment in our research and development projects and to continue to hire additional personnel in our service operations to support our business development activities. Because we expect to continue to invest in business development, our expenditures could outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

The sales and implementation cycles for our products are typically long and unpredictable, taking from six months to two years for sales and an additional six to twelve months for implementation. As a result, we may have difficulty predicting future revenues and our revenues and operating results may fluctuate significantly, which could cause our stock price to fluctuate.

Historically, our sales cycle has ranged from six months to two years and our customers’ implementation cycle has been approximately an additional six to twelve months. Recently, we have been experiencing longer sales and implementation cycles for our products primarily due to the current adverse economic conditions and downturn in the semiconductor industry.

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

The accounting rules regarding revenue recognition may cause fluctuations in our revenues independent of our order position.

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

The semiconductor and systems industries are extremely competitive and characterized by rapidly changing technology. The market for embedded test solutions is still evolving, and we expect competition to become more intense in the future. Our current principal competitors in the design phase of product development include:

•	electronic design automation providers such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., all of which offer basic built-in self-test capability;

•	smaller test tool providers such as SynTest Technologies, Inc.;

•	potential customers that develop test solutions internally; and

•	integrated device manufacturers, such as International Business Machines Corporation, that use their own test solutions in chips manufactured for and sold to others.

Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Teradyne, Inc., Credence Systems Corporation, Advantest Corporation, Agilent Technologies, Inc., LTX Corporation and NP Test Inc. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition and the current downturn in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. 11 customers accounted for approximately 54% of total revenues for the year ended December 31, 2002, of which two customers accounted for 12% and 10% of total revenues, respectively. 15 customers accounted for approximately 50% of revenues for the year ended December 31, 2001, of which no single customer accounted for more than 10% of total revenues. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

We have recently introduced a hardware product called the LogicVision Validator. If we are unable to successfully manage the manufacturing process and service support for this product, our reputation and our operating results could be harmed.

In June 2002, we introduced our first hardware product, the LogicVision Validator, and shipped two units in the fourth quarter of fiscal year 2002. We rely on an independent subcontractor to manufacture this product for us. Because our other products are delivered in the form of software, we do not have experience in managing the manufacturing and service support for hardware products. If we are unable to accurately predict market demand for the LogicVision Validator, manage lead times in the procurement process and develop and maintain appropriate inventory controls, we may experience shortages or excess inventory. Shortages could result in lost sales opportunities and customers, and excess inventory could become obsolete, resulting in inventory write-offs which would negatively affect our financial results. In addition, we may need to customize our product to meet specifications of our customers outside of the United States.

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

We sell our products and services through distributors in India and Israel and sales representatives in Japan, Singapore and Taiwan. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 21% of our total revenues for the year ended December 31, 2002 and 27% for year ended December 31, 2001. Our success depends upon continued expansion of our international operations, and we expect that a portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

•	our ability to adapt our products to foreign design methods and practices;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel;

•	managing foreign branch offices and subsidiaries;

•	longer payment cycles for and greater difficulty collecting accounts receivable;

•	the uncertainty of Japanese sales due to the typically lengthy Japanese sales cycle;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	political, economic or military conditions associated with current worldwide conflicts and events.

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

Our historical growth has placed a significant strain on our management systems and resources, and if we fail to manage this growth and are unable to effectively control our costs and implement our business strategies, our business will be harmed.

Our ability to license our products and manage our business successfully in an evolving market requires an effective planning and management process. Our historical growth, international expansion in Japan and India and acquisition of certain assets and customer contracts from our Japanese distributor have placed, and are expected to continue to place, a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our revenues could decline.

We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

Our establishment of two wholly owned Japanese and Indian subsidiaries require significant management attention, which could distract our management from day to day operations and could disrupt our business.

In December 2002, we completed the transfer of all designated customer contracts from our then Japanese distributor to our wholly owned Japanese subsidiary. We are in the process of transitioning customer relationships to our wholly owned Japanese subsidiary. If we fail to successfully transition customer relationships to our wholly owned Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of this transaction, we must successfully integrate our wholly owned Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to develop a direct sales presence in Japan, and the cost of these efforts may be significant. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

We established a wholly owned subsidiary in Bangalore, India to provide engineering and customer support services to our customers worldwide. We do not have any prior operating experience in India, and our expansion in India presents a number of risks including increased difficulty in coordinating our engineering and customer support efforts, increased costs associated with establishing our remote office, obtaining required equipment and tools and training new personnel, increased communications and travel costs, and potential delays in our engineering and customer support efforts.

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

If investors price our common stock below $1.00 per share, our stock may fail to meet the requirements for continued listing on The Nasdaq National Market, in which case the price and liquidity of our common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of December 31, 2002, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

We believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Fluctuations

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations and financial condition. Substantially all of our revenues have been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, it may be necessary to have our sales in Japan be denominated in Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results have not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At December 31, 2002, we had short-term U.S. government securities and long-term U.S. government securities of $7.0 million and $18.4 million, respectively.

Item 8.    Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements of LogicVision, Inc.

Report of Independent Accountants	38
Consolidated Balance Sheets as of December 31, 2002 and 2001	39
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	40
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000	41
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	42
Notes to the Consolidated Financial Statements	43
Selected Quarterly Consolidated Financial Data (Unaudited)	57

Financial Statement Schedule

Schedule for the years ended December 31, 2002, 2001, and 2000

Schedule

II—Valuation and Qualifying Accounts	58

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Accountants

To	the Board of Directors and Stockholders
of	LogicVision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

January 17, 2003

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$16,179	$34,496
Short-term investments	6,992	—
Accounts receivable, net of allowance for doubtful accounts of $12 and $21	1,170	3,184
Prepaid expenses and other current assets	1,174	866

Total current assets	25,515	38,546
Property and equipment, net	1,486	1,453
Marketable securities	18,390	11,984
Notes receivable, related parties	93	100
Other long-term assets, net	1,041	649

Total assets	$46,525	$52,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,500	$—
Accounts payable	1,468	740
Accrued liabilities	1,339	1,766
Deferred revenue, current portion	3,153	4,667

Total current liabilities	8,460	7,173
Deferred revenue	270	1,319

Total liabilities	8,730	8,492

Commitments and contingencies (See Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 15,245,503 shares at December 31, 2002 and 14,872,411 shares at December 31, 2001	2	1
Additional paid-in capital	97,341	97,179
Deferred stock-based compensation	(1,042)	(2,863)
Accumulated other comprehensive income	92	17
Accumulated deficit	(58,598)	(50,094)

Total stockholders’ equity	37,795	44,240

Total liabilities and stockholders’ equity	$46,525	$52,732

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
License	$10,177	$12,079	$5,597
Service	5,308	5,153	3,686
Royalties	70	—	—

Total revenues	15,555	17,232	9,283
Cost of revenues:
License	962	803	583
Service	3,421	2,141	1,955

Total cost of revenues	4,383	2,944	2,538

Gross profit	11,172	14,288	6,745

Operating expenses:
Research and development	5,007	5,093	4,987
Sales and marketing	9,914	9,947	8,930
General and administrative	4,153	2,768	4,012
Amortization of deferred stock compensation(1)	1,612	2,859	2,106

Total operating expenses	20,686	20,667	20,035

Loss from operations	(9,514)	(6,379)	(13,290)
Interest income	1,099	366	583
Other income (expense), net	24	(6)	—

Loss before provision for income taxes	(8,391)	(6,019)	(12,707)
Provision for income taxes	113	124	9

Net loss	(8,504)	(6,143)	(12,716)
Accretion of redeemable convertible preferred stock	—	130	173

Net loss attributable to common stockholders	$(8,504)	$(6,273)	$(12,889)

Net loss per common share, basic and diluted	$(0.57)	$(1.54)	$(7.79)

Weighted average number of shares outstanding, basic and diluted	15,002	4,063	1,654

(1) Amortization of deferred stock-based compensation:
	Years Ended December 31,
	2002	2001	2000
Total cost of revenues	$31	$115	$71
Research and development	401	801	630
Sales and marketing	843	1,453	888
General and administrative	337	490	517

	$1,612	$2,859	$2,106

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
	Shares	Amount
Balances, December 31, 1999	1,419	$—	$2,347	$(577)	$(31,235)	$(35)	$(29,500)
Stock options exercised	474	—	324				324
Stock options cancelled			(49)	49			—
Common stock issued for services	3		34				34
Deferred stock-based compensation			5,617	(5,617)			—
Amortization of deferred stock-based compensation				2,106			2,106
Fair value of warrants issued as issuance cost			72				72
Accretion of redeemable preferred stock			(173)				(173)
Net loss					(12,716)		(12,716)
Foreign currency translation adjustment						31	31

Comprehensive loss							(12,685)

Balances, December 31, 2000	1,896	—	8,172	(4,039)	(43,951)	(4)	(39,822)
Stock options exercised	65	—	110				110
Stock options cancelled			(132)	132			—
Common stock issued in connection with initial public offering	5,085	1	41,143				41,144
Conversion of preferred stock	7,666		46,201				46,201
Exercise of preferred stock warrants	161	—	—				—
Deferred stock-based compensation			1,815	(1,815)			—
Amortization of deferred stock-based compensation				2,859			2,859
Accretion of redeemable preferred stock			(130)				(130)
Net loss					(6,143)		(6,143)
Foreign currency translation adjustment						21	21

Comprehensive loss							(6,122)

Balances, December 31, 2001	14,873	1	97,179	(2,863)	(50,094)	17	44,240
Stock options exercised	192	1	363				364
Stock options cancelled			(248)	248			—
Deferred stock-based compensation			39	(39)			—
Stock issuance costs in connection with initial public offering			(44)				(44)
Exercise of preferred stock warrants	161	—	—				—
Common stock issued under employee stock purchase plan	20		52				52
Amortization of deferred stock-based compensation				1,612			1,612
Net loss					(8,504)		(8,504)
Foreign currency translation adjustment						75	75

Comprehensive loss							(8,429)

Balances, December 31, 2002	15,246	$2	$97,341	$(1,042)	$(58,598)	$92	$37,795

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(8,504)	$(6,143)	$(12,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,376	1,099	566
Amortization of deferred stock-based compensation	1,612	2,859	2,106
Provision for allowance for doubtful accounts	(9)	(83)	116
Issuance of common stock for services	—	—	34
Changes in operating assets and liabilities:
Accounts receivable	2,023	198	(510)
Unbilled receivable	—	233	(234)
Prepaid expenses and other current assets	(308)	(576)	214
Notes receivable, related parties	7	(25)	40
Other long-term assets	(114)	—	(171)
Accounts payable	728	264	123
Deferred revenue	(2,563)	749	2,665
Accrued liabilities	(427)	(1,442)	889

Net cash used in operating activities	(5,179)	(2,867)	(6,878)

Cash flows from investing activities:
Purchase of marketable securities	(22,395)	(11,984)	—
Purchase of short-term investments	(8,993)	—	—
Purchase of property and equipment	(809)	(785)	(1,144)
Purchase of technology license	—	(850)	—
Proceeds from sales of marketable securities	15,989	—	—
Proceeds from sales of short-term investments	2,001	—	—
Cash paid for acquisitions	(1,878)	—	—

Net cash used in investing activities	(16,085)	(13,619)	(1,144)

Cash flows from financing activities:
Proceeds from initial public offerings, net	—	41,143	—
Proceeds from issuance of preferred stock, net	—	—	14,205
Proceeds from issuance of common stock, net	372	110	324
Proceeds from short-term debt	2,500	—	—

Net cash provided by financing activities	2,872	41,253	14,529

Effect of exchange rate on cash	75	21	31

Net increase (decrease) in cash and cash equivalents	(18,317)	24,788	6,538
Cash and cash equivalents, beginning of year	34,496	9,708	3,170

Cash and cash equivalents, end of year	$16,179	$34,496	$9,708

The accompanying notes are an integral part of these consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, warranty obligations, long-term service contracts, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identification method. Cash and cash equivalents, short-term investments and marketable securities consist of the following (in thousands):

	December 31,
	2002	2001
Cash and cash equivalents:
Cash	$1,873	$1,116
Money market funds	11,006	24,380
U.S. government agency notes	3,300	9,000

Total cash and cash equivalents	$16,179	$34,496

Short-term investments:
U.S. government agency notes	$6,992	$—

Total short-term investments	$6,992	$—

Marketable securities:
U.S. government agency notes	$18,390	$11,984

Total marketable securities	$18,390	$11,984

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable. During the years ended December 31, 2002, 2001 and 2000, the Company did not record any impairment to its long-lived assets.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. The pro forma disclosures of the difference between compensation expense included in net loss and the related cost measured by the fair value method are presented in Note 10.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company derives license revenues from software and intellectual property licenses and products, and derives service revenues from maintenance and consulting service contracts.

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

The Company accounts for its revenues under the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by SOP 98-4 and SOP 98-9. The Company recognizes license revenues upon shipment only when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, and collectibility of the sales proceeds is considered probable. The Company applies the residual method to those arrangements that include multiple elements, where vendor-specific objective evidence (“VSOE”) of fair value of the undelivered elements exists. The Company establishes VSOE of fair value for PCS through the use of maintenance renewal clauses in its contracts, which are substantive, and have historically been purchased by its customers at prices established by management.

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

Software Development Costs and Capitalized Technology License

Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility has been established. The period between achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short, and software development costs qualifying for capitalization have been insignificant. During the year ended December 31, 2001, the Company amended its license agreement with Nortel Networks. Pursuant to this amendment, the Company agreed to pay $850,000 in seven quarterly installments of $121,000 beginning March 31, 2001. This amount was included in other long-term assets and was being amortized over the period of the technology license payment obligation which ended on September 30, 2002.

Certain Risks and Concentrations

The Company’s cash and cash equivalents, short-term investments and marketable securities are maintained at eight financial institutions, four in the United States, one in Canada, one in Japan, one in India and one in the United Kingdom. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

For accounts receivable, management of the Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Based on the expected collectibility of the accounts receivable balance, the Company maintains an allowance for doubtful accounts. At December 31, 2002, two customers accounted for approximately 19% and 17% of net accounts receivable, respectively. At December 31, 2001, one customer accounted for approximately 16% of net accounts receivable. At December 31, 2000, two customers accounted for approximately 26% and 12% of net accounts receivable, respectively.

For the year ended December 31, 2002, two customers accounted for 12% and 10% of total revenues, respectively. For the year ended December 31, 2001, no single customer accounted for 10% or more of total revenues. For the year ended December 31, 2000, one customer accounted for 15% of total revenues.

For the fiscal years 2002, 2001 and 2000, substantially all of the Company’s long-lived assets were located in the United States.

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

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The Company has foreign subsidiaries whose financial statements are denominated in the local currency. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars, have been included on the balance sheet as a cumulative foreign currency translation adjustment included in accumulated other comprehensive income.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. In summary, SFAS 146 requires that the liability shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. Since SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, the adoption of SFAS 146 will have no effect on the Company’s current financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted this statement. The adoption of FIN45 did not have a material effect on the Company’s financial position or results of operations.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company does not expect that the adoption of SFAS 148 will have a material effect on its financial position or results of operations.

3.    PROPERTY AND EQUIPMENT

Property and equipment were comprised of the following (in thousands):

	December 31,
	2002	2001
Computer equipment and software	$4,162	$3,511
Office equipment and leasehold improvements	385	326

	4,547	3,837
Less: Accumulated depreciation	(3,061)	(2,384)

	$1,486	$1,453

4.	ACCRUED LIABILITIES

Accrued liabilities were comprised of the following (in thousands):

	December 31,
	2002	2001
Accrued compensation	$158	$756
Accrued vacation	542	482
Accrued payroll taxes	161	83
Accrued professional fees	248	195
Other accrued liabilities	230	250

	$1,339	$1,766

5.    LOAN AGREEMENT

On December 16, 2002, the Company renewed and amended the Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at December 31, 2002. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires in January 31, 2004. At December 31, 2002, the Company had a $2.5 million balance outstanding under this agreement and had accrued an interest expense of $5,000, and the

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company was not in compliance with certain covenants related to the quarterly net losses. On February 7, 2003, the Company received a waiver from the bank relating to the quarterly net loss requirement and is in compliance with all the covenants under the agreement. On February 11, 2003, the Company amended the Loan Agreement with the bank as to certain operating covenants relating to the quarterly net loss requirement.

6.    COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through July 2006. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

At December 31, 2002, total future minimum payments under noncancelable operating leases were as follows (in thousands):

2003	$952
2004	947
2005	332
2006	58

$2,289

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,068,00, $1,095,000 and $888,000, respectively.

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

7.    ACQUISITION

In July 2002, the Company entered into a Business Transfer Agreement (the “Agreement”) with the Company’s then distributor in Japan. Pursuant to this Agreement, the Company acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“non-competition agreement”) for a period of one year. The Company accounted for the acquisition as a purchase. The aggregate purchase price of the transaction was $1.9 million. The purchase price includes professional fees and other direct costs of the acquisition totaling $58,000.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company allocated the purchase price as supported by an independent third-party valuation analysis as follows (in thousands):

Transitional services	$620
Non-competition agreement	1,258

Total purchase price	$1,878

The amount allocated to transitional services was amortized on a straight-line basis over the period of contracted services which ended on December 31, 2002. The amount allocated to the non-competition agreement is being amortized on a straight-line basis over the period of benefit which ends on July 17, 2003. For the year ended December 31, 2002, the amortization expenses for the transitional services and non-competition agreement were $620,000 and $578,000, respectively.

8.    PREFERRED STOCK

Upon the closing of our initial public offering on November 5, 2001, all of the then outstanding shares of Series A Preferred Stock, Series B Preferred Stock, Series C-1 Preferred Stock, Series C-2 Preferred Stock, Series C-3 Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock, Series H-1 Preferred Stock and Series I Preferred Stock were automatically converted into shares of the Company’s Common Stock. Warrants to purchase shares of the Company’s Series F Preferred Stock, Series H-2 Preferred Stock and Series I Preferred Stock were also automatically converted into warrants to purchase shares of the Company’s Common Stock. Following that conversion, the Company filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation that reflects the deletion of provisions relating to those series of preferred stock. As a result, 5,000,000 shares of undesignated preferred stock, $0.0001 par value, are authorized. The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters. No such preferred stock was issued or outstanding as of December 31, 2002.

9.    RECONCILIATION OF THE BASIC AND DILUTED LOSS PER SHARE

Following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the periods presented below (in thousands except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator—Basic and Diluted
Net loss attributable to common stockholders	$(8,504)	$(6,273)	$(12,889)

Denominator—Basic
Common stock outstanding	15,002	4,063	1,654

Basic net loss per share	$(0.57)	$(1.54)	$(7.79)

Denominator—Diluted
Denominator—Basic	15,002	4,063	1,654
Effect of Dilutive Securities	—	—	—

	15,002	4,063	1,654

Diluted net loss per share	$(0.57)	$(1.54)	$(7.79)

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options and warrants to purchase and preferred stock convertible into an aggregate of 3.6 million shares, 3.5 million shares and 11.2 million shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the years then ended.

10.    STOCK OPTION PLANS AND WARRANTS

On August 3, 2000, the Board of Directors authorized the establishment of the 2000 Stock Incentive Plan (the “2000 Plan”) with 1,000,000 shares reserved for grant under the Plan. The Plan was approved by the Company’s stockholders in November 2000 and was effective upon the Company’s October 2001 initial public offering. The 2000 Plan is intended to serve as a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”) and all remaining shares available for grant under the 1994 Plan were authorized for issuance under the 2000 Plan. The number of shares reserved for issuance under the 2000 Plan will be increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors. On January 17, 2002, the Board of Directors approved an increase of 520,382 shares to a total of 4,314,404 shares reserved for issuance under the 2000 Plan. As of December 31, 2002, options to purchase a total of 3,213,334 shares of common stock were outstanding under the 2000 Plan.

Under the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlining stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant.

Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director who first becomes a Board member after the date of the initial public offering may be granted an option to purchase 7,500 shares. In addition, each nonemployee director may be granted on an annual basis an option to purchase 4,000 shares.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activities from December 31, 1999 through December 31, 2002:

	Shares available for grant	Number of options outstanding	Exercise price	Aggregate price	Weighted average exercise price
	(in thousands, except per share amounts)
Balances, December 31, 1999	238	1,919	$0.20-$ 5.00	$2,018	$1.05
Options authorized	1,000	—
Options granted	(972)	972	$2.56-$ 5.00	4,003	$4.12
Options exercised	—	(226)	$0.20-$ 2.56	(204)	$0.91
Stocks granted under plan	(3)	—
Options cancelled	150	(150)	$0.50-$ 5.00	(346)	$2.31

Balances, December 31, 2000	413	2,515	$0.20-$ 5.00	5,471	$2.51
Options authorized	1,500	—
Options granted	(405)	405	$5.00-$ 6.00	2,171	$5.36
Options exercised	—	(65)	$0.50-$ 5.00	(109)	$1.69
Options cancelled	108	(108)	$0.20-$ 5.00	(308)	$2.69

Balances, December 31, 2001	1,616	2,747	$0.20-$ 5.00	7,225	$3.02
Options authorized	520	—
Options granted	(913)	913	$2.08-$10.00	6,755	$7.40
Options exercised	—	(192)	$0.20-$ 5.00	(364)	$1.89
Options cancelled	255	(255)	$1.00-$10.00	(1,432)	$5.62

Balances, December 31, 2002	1,478	3,213	$0.20-$10.00	$12,184	$3.79

At December 31, 2002, 2001 and 2000, options under the 2000 Plan to purchase approximately 1,964,000, 1,556,000 and 625,000 shares of common stock, respectively, were exercisable.

Deferred Stock-Based Compensation

In connection with certain stock option grants and common stock purchases from the employee stock purchase plan during 2002, 2001 and 2000, the Company recorded deferred stock-based compensation totaling $39,000, $1,815,000 and $5,617,000, respectively, representing the difference between the deemed fair market value of the Company’s common stock and the exercise price of the options on the date of grant. The Company recorded a compensation charge equal to the difference between the exercise price of the stock and the deemed fair value of the Company’s stock at the date of grant. Amortization expense associated with deferred stock-based compensation totaled $1,612,000, $2,859,000 and $2,106,000 in 2002, 2001 and 2000, respectively.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards for 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands):

	2002	2001	2000
Net loss, as reported	$(8,504)	$(6,143)	$(12,716)

Add: Stock-based compensation expense included in reported net loss	1,612	2,859	2,106

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted since January 1, 1995	(4,923)	(3,474)	(2,557)

Pro forma net loss	$(11,815)	$(6,758)	$(13,167)

Loss per share:
Basic and diluted—as reported	$(0.57)	$(1.54)	$(7.79)

Basic and diluted—pro forma	$(0.79)	$(1.66)	$(7.96)

The value of the option grants has been calculated on the date of grant using the minimum value method under the Black-Scholes options pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected average life of option	4 years	4 years	4 years
Risk-free interest rate	3.90%	5.17%	6.26%
Expected dividends	—	—	—
Expected volatility	2.05	0.70	—

The weighted average fair value of options granted were $7.69, $9.89 and $10.11 for the years ended December 31, 2002, 2001 and 2000, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2002 were as follows (in thousands):

Exercise price	Options outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.20-$1.00	920	3.4	$0.63	918	$0.63
$1.76-$3.60	953	7.6	$2.56	530	$2.46
$5.00	614	7.8	$5.00	343	$5.00
$6.00-$6.75	158	9.0	$6.24	36	$6.00
$8.95-$10.00	568	9.1	$9.00	137	$8.96

	3,213	6.8	$3.79	1,964	$2.56

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

At December 31, 2002, the Company had warrants to purchase common stock outstanding as follows:

Warrants type	Warrants outstanding	Expiration date	Exercise price
Warrants issued for Series G financing	78,234	December 2009	$1.00
Warrants issued for Series H financing	271,309	May 2004	$4.86
Warrants issued for Series I financing	22,847	January 2005	$8.50

	372,390

The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

Warrants to purchase 349,038 shares and 287,505 shares of common stock were exercised on a net issuance basis for a total of 161,000 shares and 161,167 shares of common stock in accordance with the warrant agreements issued in connection with the issuance of Series F and Series G preferred stock for the years ended December 31, 2002 and 2001, respectively. The exercise prices of these warrants ranged from $0.00 to $7.53.

11.    STOCK PURCHASE PLAN

On September 25, 2000, the Board of Directors approved the 2000 Employee Stock Purchase Plan (“Purchase Plan”). The stockholders approved the Purchase Plan in November 2000. The Purchase Plan was effective upon the Company’s October 2001 initial public offering and a total of 250,000 shares of common stock had been reserved for issuance under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan will be increased on the first day of each fiscal year, commencing in 2002, by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors. On January 17, 2002, the Board of Directors approved an increase of 125,000 shares to a total of 375,000 shares reserved for future issuance under the Purchase Plan. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the compensation committee of the Company’s Board of Directors. As of December 31, 2002, 19,911 shares had been issued under the Purchase Plan at an average price of $2.68 per share.

The estimated fair value of purchase rights under the Company’s Purchase Plan is determined using the Black-Scholes pricing model with the following assumptions for the year ended December 31, 2002:

2002
Expected average life of option	0.5 year
Risk-free interest rate	1.05%
Expected dividends	—
Expected volatility	2.05

The weighted average per share fair value of purchase rights under the Purchase Plan was $3.13 for the year ended December 31, 2002.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    INCOME TAXES

The components of the provision for income taxes were as follows (in thousands):

	December 31,
	2002	2001	2000
Current
Federal	$—	$—	$—
State and foreign	113	124	9

	113	124	9
Deferred	—	—	—

Total provision for income taxes	$113	$124	$9

Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating losses	$16,470	$12,535
Depreciation and amortization	—	—
Reserves and accruals	208	539
Credits	2,466	1,557
Capitalized research and development costs	—	2,005
Deferred revenue	108	1,263

	19,252	17,899
Deferred tax liability:
Depreciation and amortization	1,415	(778)

Gross deferred tax asset	20,667	17,121
Less: Valuation allowance	(20,667)	(17,121)

Net deferred tax assets	$—	$—

The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

As of December 31, 2002, the Company had federal and California net operating loss carryforwards of approximately $46,613,000 and $21,657,000 available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2003, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

As of December 31, 2002, the Company had federal and California research and experimentation tax credit carryforwards of approximately $1,202,000 and $922,000 respectively. These federal tax credit carryforwards begin to expire in 2007, if not utilized; the California tax credit carryforwards do not expire. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2002	2001	2000
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.9)%	(2.6)%	0.0%
Stock-based compensation	6.4%	16.2%	9.0%
Credits	(1.6)%	(3.1)%	(2.3)%
Change in valuation allowance	41.7%	26.8%	26.9%
Foreign taxes	(2.2)%	(3.5)%	0.0%
Other	(3.1)%	2.3%	0.4%

Effective tax rate	1.3%	2.1%	—%

13.    SEGMENT REPORTING

The Company has adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although the Company offers various design and manufacturing embedded test software products and services to its customers, the Company does not manage its operations by these products and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. The Company uses one measurement of profitability for its business.

The following is a summary of the Company’s revenues by geographic operations (in thousands).

	Years Ended December 31,
	2002	2001	2000
North America	$12,225	$12,616	$7,511
Europe	217	603	833
Asia	3,044	3,743	939
Others	69	270	—

	$15,555	$17,232	$9,283

14.    BENEFIT PLAN

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

15.    RELATED PARTY TRANSACTIONS

The Company has loans outstanding to an officer and an employee of the Company. The loans are collateralized by the Company’s common stock owned by the officer and the employee. The interest rates and repayment schedules on these loans are 8% and 6%, respectively, and 10 and 3 years, respectively. As of December 31, 2002, the total outstanding balance on these loans was $92,500.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2002. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Quarters Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Year Ended December 31, 2002:
Revenues	$5,850	$3,692	$3,982	$2,031
Cost of revenues	1,136	957	1,222	1,068

Gross profit	4,714	2,735	2,760	963

Research and development	1,292	1,273	1,145	1,297
Sales and marketing	2,289	2,185	2,684	2,756
General and administrative	959	1,018	1,227	949
Amortization of deferred stock-based compensation	426	426	415	345

Total operating expenses	4,966	4,902	5,471	5,347

Loss from operations	(252)	(2,167)	(2,711)	(4,384)

Net income (loss)	$19	$(1,889)	$(2,455)	$(4,179)

Net income (loss) per share, basic	$0.00	$(0.13)	$(0.16)	$(0.28)
Net income (loss) per share, diluted	$0.00	$(0.13)	$(0.16)	$(0.28)

Year Ended December 31, 2001:
Revenues	$3,139	$3,881	$4,804	$5,408
Cost of revenues	464	767	924	789

Gross profit	2,675	3,114	3,880	4,619

Research and development	1,378	1,398	1,135	1,182
Sales and marketing	2,678	2,514	2,246	2,509
General and administrative	933	656	442	737
Amortization of deferred stock-based compensation	673	694	750	742

Total operating expenses	5,662	5,262	4,573	5,170

Loss from operations	(2,987)	(2,148)	(693)	(551)

Net loss	$(2,931)	$(2,134)	$(713)	$(495)

Net loss per share, basic	$(1.54)	$(1.11)	$(0.37)	$(0.05)
Net loss per share, diluted	$(1.54)	$(1.11)	$(0.37)	$(0.05)

LOGICVISION, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

Description	Balance at beginning of period	Addition/ charged to costs expenses	Recoveries	Balance at end of period
Allowance for doubtful accounts receivables:
Fiscal year ended December 2000	$—	$104	$—	$104
Fiscal year ended December 2001	$104	$268	$(351)	$21
Fiscal year ended December 2002	$21	$121	$(130)	$12

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on May 15, 2003 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,783,681	(1)	$4.34	1,478,717	(2)
Equity compensation plans not approved by security holders	452,500	(3)	$0.65	—

Total	3,236,181		$3.83	1,833,806	(4)

(1)	Includes warrants to purchase 22,847 shares of common stock, which warrants were issued to the Company’s financial adviser in connection with the issuance of the Company’s Series I preferred stock.

(2)	Includes the number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.

(3)	Consists of non-qualified options granted outside of the Company’s 1994 Flexible Stock Incentive Plan in 1995 and 2000.

(4)	Includes 355,089 shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2002, by the lesser of 125,000 shares, 1% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

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

Item 14.    Evaluation of Disclosure Controls and Procedures

(a)    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Form 10-K, that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)    Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to their evaluation date, and there were no significant or material weaknesses in such controls requiring corrective actions.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

(1)	Financial Statements

See Index under Item 8.

(2)	Financial Statement Schedule

See Index under Item 8.

(3)	Exhibits

See Item 15(c) below. Each compensatory plan required to be filed has been identified.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 2002.

(c)	Exhibits.

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Restated Bylaws (incorporate by reference to Exhibit 3(ii).2 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

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

10.2#

Amended and Restated 2000 Stock Incentive Plan, Amendment No. 1 thereto, and form of agreements thereunder (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3#

Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Document
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

10.7.1	Agreement, dated as of September 14, 1992, between Northern Telecom Limited and the Registrant.

10.7.2	Amendment, dated as of October 1, 1993, to the Agreement between Northern Telecom Limited and the Registrant.

10.7.3

Amendment, dated as of January 11, 1994, to the Agreement between Northern Telecom Limited and the Registrant (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.7.4	Amendment, dated as of March 20, 2001, to the Agreement between Nortel Networks Limited (formerly Northern Telecom Limited) and the Registrant.

10.8#	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.10	Amended and Restated Loan Agreement, dated as of February 11, 2003, by and between Comerica Bank—California and the Registrant.

10.11

Employment Agreement between the Company and John H. Barnet (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 63 of this Form 10-K).

#	Indicates management contract or compensatory plan or arrangement.

(d)	Financial Statement Schedules.

See Index Under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICVISION, INC.

Date: March 11, 2003

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

Name	Title	Date

/s/ VINOD K. AGARWAL Vinod K. Agarwal, Ph.D.	President and Chief Executive Officer (Principal Executive Officer), Director and Secretary	March 11, 2003

/s/ JOHN H. BARNET John H. Barnet	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003

/s/ NAVINDRA JAIN Navindra Jain	Chairman of the Board	March 11, 2003

/s/ RICHARD C. BLACK Richard C. Black	Director	March 11, 2003

/s/ D. JAMES GUZY D. James Guzy	Director	March 11, 2003

/s/ JON D. TOMPKINS Jon D. Tompkins	Director	March 11, 2003

CERTIFICATIONS

I, Vinod K. Agarwal, certify that:

1.	I have reviewed this annual report on Form 10-K of LogicVision, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11 , 2003

/s/ VINOD K. AGARWAL
Vinod K. Agarwal Chief Executive Officer

I, John H. Barnet, certify that:

1.	I have reviewed this annual report on Form 10-K of LogicVision, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003

/s/ JOHN H. BARNET
John H. Barnet Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Restated Bylaws (incorporate by reference to Exhibit 3(ii).2 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

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

10.2#

Amended and Restated 2000 Stock Incentive Plan, Amendment No. 1 thereto, and form of agreements thereunder (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3#

Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.7.1	Agreement, dated as of September 14, 1992, between Northern Telecom Limited and the Registrant.

10.7.2	Amendment, dated as of October 1, 1993, to the Agreement between Northern Telecom Limited and the Registrant.

10.7.3

Amendment, dated as of January 11, 1994, to the Agreement between Northern Telecom Limited and the Registrant (incorporated by reference to the exhibit of the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

Exhibit Number	Description of Document
10.7.4	Amendment, dated as of March 20, 2001, to the Agreement between Nortel Networks Limited (formerly Northern Telecom Limited) and the Registrant.

10.8#	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.10	Amended and Restated Loan Agreement, dated as of February 11, 2003, by and between Comerica Bank—California and the Registrant.

10.11

Employment Agreement between the Company and John H. Barnet (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 63 of this Form 10-K).

#	Indicates management contract or compensatory plan or arrangement.