Form 10-Q
period 2003-03-31
LOGICVISION INC
filed 2003-05-13
CIK 1041418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

At April 30, 2003, 15,385,278 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2003

i

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$16,101	$16,179
Short-term investments	8,988	6,992
Accounts receivable, net	1,850	1,170
Prepaid expenses and other current assets	1,239	1,174

Total current assets	28,178	25,515
Property and equipment, net	1,396	1,486
Marketable securities	12,399	18,390
Other long-term assets, net	863	1,134

Total assets	$42,836	$46,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$2,000	$2,500
Accounts payable	772	1,468
Accrued liabilities	1,340	1,339
Deferred revenue, current portion	3,237	3,153

Total current liabilities	7,349	8,460
Deferred revenue	273	270

Total liabilities	7,622	8,730

Commitments and contingencies (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 15,385,278 shares at March 31, 2003 and 15,245,503 shares at December 31, 2002	2	2
Additional paid-in capital	97,503	97,341
Deferred stock-based compensation	(824)	(1,042)
Accumulated other comprehensive income	97	92
Accumulated deficit	(61,564)	(58,598)

Total stockholders’ equity	35,214	37,795

Total liabilities and stockholders’ equity	$42,836	$46,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues:
License	$1,190	$4,056
Service	1,209	1,774
Royalties	10	20

Total revenues	2,409	5,850

Cost of revenues:
License	32	306
Service	784	830

Total cost of revenues	816	1,136

Gross profit	1,593	4,714

Operating expenses:
Research and development	1,142	1,292
Sales and marketing	2,412	2,289
General and administrative	984	959
Amortization of deferred stock-based compensation (1)	206	426

Total operating expenses	4,744	4,966

Loss from operations	(3,151)	(252)
Interest and other income	196	288

Income (loss) before provision for income taxes	(2,955)	36
Provision for income taxes	11	17

Net income (loss)	$(2,966)	$19

Net loss per common share, basic	$(0.19)	$—

Net loss per common share, diluted	$(0.19)	$—

Weighted average number of shares outstanding, basic	15,292	14,875

Weighted average number of shares outstanding, diluted	15,292	17,480

(1) Amortization of deferred stock-based compensation:
	Three Months Ended March 31,
	2003	2002
Cost of revenues	$8	$8
Research and development	57	106
Sales and marketing	111	223
General and administrative	30	89

	$206	$426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(2,966)	$19
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	546	305
Amortization of deferred stock-based compensation	206	426
Changes in operating assets and liabilities:
Accounts receivable, net	(680)	(821)
Prepaid expenses and other current assets	(65)	206
Other long-term assets	(43)	6
Accounts payable	(696)	215
Deferred revenue	87	(1,556)
Accrued liabilities	1	(167)

Net cash used in operating activities	(3,610)	(1,367)

Cash flows from investing activities:
Purchase of marketable securities	—	(7,989)
Purchase of short-term investments	(1,996)	—
Purchase of property and equipment	(142)	(21)
Proceeds from sales and maturity of marketable securities	5,991	—

Net cash provided by (used) in investing activities	3,853	(8,010)

Cash flows from financing activities:
Stock issuance costs	—	(44)
Proceeds from issuance of common stock	174	5
Repayment of short-term debt	(500)	—

Net cash used in financing activities	(326)	(39)

Effect of exchange rate on cash	5	19

Net decrease in cash and cash equivalents	(78)	(9,397)
Cash and cash equivalents, beginning of period	16,179	34,496

Cash and cash equivalents, end of period	$16,101	$25,099

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2002 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2003 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2.    Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted this statement. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted this statement. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

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

	March 31, 2003	December 31, 2002
Cash and cash equivalents:
Cash	$1,160	$1,873
Money market funds	12,591	11,006
U.S. government agency notes	2,350	3,300

Total cash and cash equivalents	$16,101	$16,179

Short-term investments:
U.S. government agency notes	$8,988	$6,992

Marketable securities:
U.S. government agency notes	$12,399	$18,390

Note 4.    Loan Agreement

The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.25% at March 31, 2003. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2004. At March 31, 2003, the Company had $2.0 million outstanding under this agreement. At March 31, 2003, the Company was in compliance with all the operating and reporting covenants with the bank.

Note 5.    Commitments and Contingencies

Lease Obligations

The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through July 2006. These operating leases qualify for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and, as such, these facilities are not included on the Company’s Unaudited Condensed Consolidated Balance Sheets. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

At March 31, 2003, total future minimum payments under noncancelable operating leases were as follows (in thousands):

2003	$809
2004	1,015
2005	335
2006	58

$2,217

Rent expense for the three months ended March 31, 2003 and 2002 was $304,000 and $251,000, respectively.

Indemnifications

FASB Interpretation No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against the Company. The Company also warrants to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made.

Note 6.    Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three months ended March 31, 2003, three customers accounted for 13%, 10% and 10% of its revenues, respectively. In the three months ended March 31, 2002, two customers accounted for 20% and 16% of its revenues, respectively.

In the three months ended March 31, 2003, three customers accounted for 20%, 17% and 16% of its net accounts receivable, respectively. In the three months ended March 31, 2002, two customers accounted for 49% and 26% of its net accounts receivable, respectively.

Note 7.    Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2003 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator – Basic
Net income (loss)	$(2,966)	$19

Denominator – Basic
Common stock outstanding	15,292	14,875

Basic net loss per share	$(0.19)	$—

Denominator – Diluted
Denominator – Basic	15,292	14,875
Effect of Dilutive Securities
Common stock options	—	2,118
Common stock warrants	—	487

	15,292	17,480

Diluted net loss per share	$(0.19)	$—

Options and warrants to purchase an aggregate of 3.9 million shares of common stock were outstanding at March 31, 2003, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months then ended.

Note 8.    Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the balance sheet.

LogicVision’s other comprehensive income consists primarily of adjustments to translate the financial statements of the Company’ foreign subsidiaries into U.S. dollars for consolidation. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive income, which is reported as a separate component of stockholders’ equity.

For the three months ended March 31, 2003 and 2002, comprehensive income (loss), which was comprised of the Company’s net income (loss) for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$(2,966)	$19
Other comprehensive income—Cumulative translation adjustment	5	19

Comprehensive income (loss)	$(2,961)	$38

Note 9.    Deferred Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net Income (loss), as reported	$(2,966)	$19
Add: Stock-based compensation expense included in reported net income (loss)	206	426
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(820)	(1,204)

Pro forma net loss	$(3,580)	$(759)

Loss per share:
Basic and diluted—as reported	$(0.19)	$—

Basic and diluted—pro forma	$(0.23)	$(0.05)

The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2003	2002
Expected average life of option	4 years	4 years
Risk-free interest rate	2.40%	3.90%
Expected dividends	—	—
Expected volatility	1.79	2.05

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months ended March 31, 2003, the stock-based compensation expenses related to stock options granted to consultants were not material. For the three months ended March 31, 2002, the Company did not have any stock-based compensation expenses related to stock options granted to consultants.

Note 10.    Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the presentation of segment information in a manner consistent with that of chief operating decision makers. Although the Company offers various design and manufacturing embedded test software products and services to its customers, the Company does not manage its operations by these products and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. The Company uses one measurement of profitability for its business.

The following is a summary of the Company’s revenues by geographic operations (in thousands).

	Three Months Ended March 31,
	2003	2002
Net revenues:
North America	$1,975	$3,677
Europe	50	68
Asia	384	2,105

	$2,409	$5,850

Long-lived assets outside the United States at March 31, 2003 and 2002 were not material.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our outlook for future revenue levels, our expectations regarding future sources of revenues, cost of revenues and expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property, software and product, technology development and design contracts and postcontract customer support, the features and benefits of our products, customer demand, our growth strategy, our focus on larger orders with major customers, our business development efforts, our ability to attract customers and establish license agreements, expectations regarding competition, our ability to attract and retain qualified personnel, our foreign currency risk strategy and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of systems development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through our direct sales force in the U.S. and Japan, and through our distributors or sales representatives in Japan, India, Korea, and Israel.

Although revenues grew sequentially by $0.4 million in the three months ended March 31, 2003 compared to the fourth quarter of 2002 and we are beginning to see an increase in orders from our customers, we still maintain a cautious outlook for future revenue levels due to continued adverse conditions in the general economy and in the semiconductor industry in particular. We have elected to focus our sales efforts on larger orders with major customers in the electronic industry. As a result, the period between our initial customer contact and the sale of our products to these customers, if any, is often lengthy and may be difficult to forecast because of delays associated with our customers’ budgeting and approval processes.

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

Historically, a portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues as a percentage of our total revenues was approximately 18% and 37% for the three months ended March 31, 2003 and 2002, respectively. We anticipate that international revenues will continue to represent an important portion of our total revenues in the future.

We derive substantially all of our revenues from license and service revenues, including support and maintenance fees. As a percentage of our total revenues, these license and service revenues accounted for 99.6% for both the three months ended March 31, 2003 and 2002. We expect that license and service revenues will continue to account for a substantial portion of our total revenues for the foreseeable future.

Deferred revenues primarily consist of maintenance and support services under maintenance contracts and unearned revenue on one-year term licenses. For design services and technology development contracts, deferred revenues represent the excess of amounts invoiced or received over the revenue recognized. Deferred revenues fluctuate at each period end in accordance with the mix of contracts.

Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, and royalties paid to third party vendors. Cost of service revenue consists of compensation and related costs and third party consultant costs associated with providing postcontract customer support and consulting services.

Research and development expenses consist primarily of compensation and related costs for personnel. All research and development costs are expensed as incurred.

Sales and marketing expenses consist primarily of compensation and related costs for sales, marketing and sales application personnel, marketing programs, public relations, promotional materials, amortization of non-competition agreement, travel and related trade show expenses. With an increased emphasis on larger contracts with major electronics companies, we have increased our sales application engineering support both in the sales process and customer support activities.

General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, allowance for doubtful accounts, professional services and related fees and expenses.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended March 31,
	2003	2002
Revenues:
License	49.4%	69.3%
Service	50.2	30.3
Royalties	0.4	0.4

Total revenues	100.0	100.0

Cost of revenues:
License	1.3	5.2
Service	32.5	14.2

Total cost of revenues	33.8	19.4

Gross profit	66.2	80.6

Operating expenses:
Research and development	47.4	22.1
Sales and marketing	100.1	39.1
General and administrative	40.8	16.4
Amortization of deferred stock-based compensation	8.6	7.3

Total operating expenses	196.9	84.9

Loss from operations	(130.7)	(4.3)
Interest and other income	8.1	4.9

Income (loss) before provision for income taxes	(122.6)	0.6
Provision for income taxes	0.5	0.3

Net income (loss)	(123.1)%	0.3%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

Revenues

Total revenues decreased $3.4 million or 58.8% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Total revenues were $2.4 million for the three months ended March 31, 2003, compared to $5.9 million for the three months ended March 31, 2002. The decrease in total revenues was primarily attributable to a decrease in license revenues of $2.9 million and a decrease in service revenues of $0.5 million. The decrease in license and service revenues was primarily due to decreased demand from integrated device manufacturers and systems companies resulting from the current downturn in the semiconductor industry.

Cost of Revenues

Total cost of revenues decreased $0.3 million or 28.2% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Total cost of revenues were $0.8 million or 33.8% of revenues for the three months ended March 31, 2003, compared to $1.1 million or 19.4% of revenues for three months ended March 31, 2002. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues. The decrease in cost of license revenues as a percentage of total revenues was primarily due to a decrease in royalty expenses of $0.3 million relating to completion of required royalty payments for intellectual property in October 2002. The increase in cost of service revenues as a percentage of total revenues was primarily due to an increase in our engineering time of $0.3 million associated with supporting of customer contracts.

Research and Development

Research and development expenses decreased $0.2 million or 11.6% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Research and development expenses were $1.1 million or 47.4% of revenues for the three months ended March 31, 2003, compared to $1.3 million or 22.1% of revenues for the same period in the prior year. The decrease was primarily due to a decrease of $0.1 million caused by an increase in time spent by our research and development engineers on customer support activities.

Sales and Marketing

Sales and marketing expenses increased $0.1 million or 5.4% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Sales and marketing expenses were $2.4 million or 100.1% of revenues for the three months ended March 31, 2003, compared to $2.3 million or 39.1% of revenues for the same period in the prior year. The increase was primarily comprised of an increase in amortization expenses of $0.3 million resulting from the acquisition of the distributor business in Japan, and an increase in payroll and related expenses of $0.2 million associated with hiring eight additional employees for our newly established subsidiaries in Japan and India, offset by a decrease in commission expenses of $0.2 million resulting from lower revenues, and a decrease of $0.2 million caused by an increase in time spent by our sales application engineers on customer support activities.

General and Administrative

General and administrative expenses remained constant for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. General and administrative expenses were $1.0 million or 40.8% of revenues for the three months ended March 31, 2003, compared to $1.0 million or 16.4% of revenues for the same period in the prior year.

Interest Income

Interest income of $0.2 million decreased $0.1 million or 31.9% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the three months ended March 31, 2003 and 2002, we recorded income tax provisions of $0.01 million and $0.02 million primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2002, we incurred net losses for federal and state tax purposes. As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $46.6 million and $21.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2003, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

We have funded our operations primarily from license and service revenues received from inception to March 31, 2003, the net proceeds of $41.1 million from our initial public offering of common stock in November 2001, and the proceeds of approximately $47.8 million from the sale of preferred stock and warrants, the exercise of stock options and common stock purchases from the employee stock purchase plan.

Net cash used in operating activities was $3.6 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2003 was primarily due to a net loss of $3.0 million, an increase in accounts receivable of $0.7 million due to an increase in orders compared to the fourth quarter of 2002, and a decrease in accounts payable of $0.7 million due to timing of payment, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.5 million and $0.2 million, respectively, and an increase in deferred revenue of $0.09 million. Net cash used in operating activities for the three months ended March 31, 2002 was primarily due to an increase in accounts receivable of $0.8 million, a decrease in deferred revenue of $1.6 million and a decrease in accrued liabilities of $0.1 million, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.3 million and $0.4 million, respectively, a decrease in prepaid and other current expenses of $0.2 million and an increase in accounts payable of $0.2 million.

Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2003 and net cash used in investing activities was $8.0 million for the three months ended March 31, 2002. Net cash provided by investing activities for the three months ended March 31, 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $6.0 million, partly offset by the purchase of short-term investments of $2.0 million and the purchase of property and equipment of $0.1 million. Net cash used in investing activities for the three months ended March 31, 2002 was primarily due to the purchase of marketable securities of $8.0 million.

Net cash used in financing activities was $0.3 million and $0.04 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in financing activities for the three months ended March 31, 2003 was primarily due to repayments of a bank loan of $0.5 million, offset by proceeds of $0.2 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options. Net cash used in financing activities for the three months ended March 31, 2002 was primarily due to stock issuance costs of $0.04 million related to the sale of common stock in our initial public offering in November 2001.

On February 11, 2003, we amended our Loan Agreement with a bank as to certain operating covenants relating to the quarterly net loss requirement. Under the agreement, we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.25% at March 31, 2003. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in January 31, 2004. At March 31, 2003, we had $2.0 million outstanding under this agreement, and were in compliance with all the operating and reporting covenants with the bank.

At March 31, 2003, we had cash and cash equivalents, short-term investments and marketable securities of $37.5 million and working capital of $20.8 million.

We rent office facilities under noncancelable operating leases which expire through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2003 were $2.2 million.

We expect to finance these future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating, capital requirements and business acquisitions for at least the next 12 months.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of expansion of sales and marketing and customer support activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

In addition, the markets for semiconductor products are cyclical. In recent years, most countries have experienced significant economic difficulties. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.

Global health, economic, political and social conditions may obstruct international business and adversely affect our revenues.

The outbreak and spread of severe acute respiratory syndrome, or SARS, has become a major health concern not only in Asia but worldwide. Many companies have cancelled business trips, conferences and other events in order to avoid international travel, with the effect of generally suspending international business activities. Many of our customers in the semiconductor industry are located in Asia, and we must continue to work directly and personally with these customers for existing and new design projects. The spread of infection, or the fear of the spread of infection, may disrupt the business of those customers, causing them to delay or cancel their design projects or their meetings with us. Employees in our San Jose facility will likely avoid contact with those who return from travel to Asia, which may disrupt our ongoing domestic business activities. In addition, a further slowdown in already weakened key economies in the Pacific Rim as a result of health concerns, whether real or perceived, may adversely affect the semiconductor industry as a whole.

The war in Iraq and recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical, social and economic conditions and uncertainties make it difficult for us and our customers to accurately forecast and plan future business activities. This reduced predictability combined with the uncertainty of an already slow global economy challenges our ability to develop and maintain customer relationships, particularly given our lengthy sales cycle, and to promote the adoption of our embedded test technology in the semiconductor industry.

We have a history of losses and an accumulated deficit of approximately $61.6 million as of March 31, 2003. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $3.0 million for the three months ended March 31, 2003, $8.5 million for the year ended December 31, 2002 and $6.3 million for the year ended December 31, 2001. At March 31, 2003, we had an accumulated deficit of approximately $61.6 million. We expect our future revenues to be impacted by current market and customer conditions, and we expect to continue to commit substantial investment in our research and development projects and to continue to hire additional personnel in our service operations to support our business development activities. Because we expect to continue to invest in business development, our expenditures could continue to outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

We derive a significant portion of our revenues from a relatively small number of customers. Four customers accounted for approximately 42% of total revenues for the three months ended March 31, 2003, of which three customers accounted for approximately 13%, 10% and 10% of total revenues, respectively. 11 customers accounted for approximately 54% of total revenues for the year ended December 31, 2002, of which two customers accounted for approximately 12% and 10% of total revenues, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

In June 2002, we introduced a hardware product called the LogicVision Validator. If we are unable to successfully manage the manufacturing process and service support for this product, our reputation and our operating results could be harmed.

In June 2002, we introduced our first hardware product, the LogicVision Validator. From the fourth quarter of 2002 to March 31, 2003, we shipped an aggregate of three units. We rely on an independent subcontractor to manufacture this product for us. Because our other products are delivered in the form of software, we do not have experience in managing the manufacturing and service support for hardware products. If we are unable to accurately predict market demand for the LogicVision Validator, manage lead times in the procurement process and develop and maintain appropriate inventory controls, we may experience shortages or excess inventory. Shortages could result in lost sales opportunities and customers, and excess inventory could become obsolete, resulting in inventory write-offs which would negatively affect our financial results. In addition, we may need to customize our product to meet specifications of our customers outside of the United States.

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

Recently enacted and proposed regulatory changes may cause us to incur increased costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our future success depends to a significant extent on the continued services of Vinod K. Agarwal, our President and Chief Executive Officer, Benoit Nadeau-Dostie, our Chief Scientist, and Michael C. Howells, our Vice President of Engineering. We do not have employment agreements with these executives and key employees, and we do not maintain key person life insurance policies. The loss of the services of any of these key executives and employees could slow our product development processes. Searching for replacements could divert senior management’s attention and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation.

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

We sell our products and services through a distributor in Israel and sales representatives in Japan, India, and Korea. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 18% of our total revenues for the three months ended March 31, 2003 and 21% of our total revenues for the year ended December 31, 2002. Our success depends upon continued expansion of our international operations, and we expect that a portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

Currently, as we increase our direct sales activities in Japan, a significant portion of our international sales is denominated in the Japanese yen, which is subject to exposure from movements in foreign currency exchange rates. In addition, some of our international sales are denominated in U.S. dollars, creating a risk that fluctuation in currency exchange rates will make our prices uncompetitive. To the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and results of operations and business and financial condition.

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

Our establishment of two wholly owned Japanese and Indian subsidiaries requires significant management attention, which could distract our management from day to day operations and could disrupt our business.

In December 2002, we completed the transfer of all designated customer contracts from our then Japanese distributor to our Japanese subsidiary. As of March 31, 2003, we are continuing the transitioning of our customer relationships to our Japanese subsidiary. If we fail to successfully transition the remaining customer relationships to our Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of this transaction, we must successfully integrate our Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to develop a direct sales presence in Japan, and the cost of these efforts may be significant. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of March 31, 2003, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues has been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, an increasing portion of our revenues is expected to be denominated in the Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results have not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At March 31, 2003, we had short-term U.S. government securities and long-term U.S. government securities of $9.0 million and $12.4 million, respectively.

ITEM 4:    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM: 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

99.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with SEC Release Nos. 33-8212 and 34-47551, Proposed Rule: Certification of Disclosure in Exchange Act Reports and Interim Guidance Regarding Filing Procedures, the certifications furnished in Exhibits 99.1 and 99.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K.

On February 27, 2003, the Company filed a Current Report on Form 8-K announcing under item 5 the date of its 2003 Annual Meeting of Stockholders.

On April 2, 2003, the Company filed a Current Report on Form 8-K announcing under item 5 the appointment of Bruce M. Jaffe as its Vice President of Finance and Chief Financial Officer.

On April 23, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003

LOGICVISION, INC. (Registrant)

By:	/s/ Vinod K. Agarwal
Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bruce M. Jaffe
Bruce M. Jaffe
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

Date: May 13, 2003

By:	/s/ Vinod K. Agarwal
Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

I, Bruce M. Jaffe, certify that:

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

Date: May 13, 2003

By:	/s/ Bruce M. Jaffe
Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

99.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with SEC Release Nos. 33-8212 and 34-47551, Proposed Rule: Certification of Disclosure in Exchange Act Reports and Interim Guidance Regarding Filing Procedures, the certifications furnished in Exhibits 99.1 and 99.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.