Form 10-Q
period 2003-06-30
LOGICVISION INC
filed 2003-08-12
CIK 1041418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At July 31, 2003, 15,677,218 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$11,168	$16,179
Short-term investments	11,993	6,992
Accounts receivable, net	934	1,170
Prepaid expenses and other current assets	931	1,174

Total current assets	25,026	25,515
Property and equipment, net	1,338	1,486
Marketable securities	10,900	18,390
Other long-term assets, net	533	1,134

Total assets	$37,797	$46,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,000	$2,500
Accounts payable	731	1,468
Accrued liabilities	1,245	1,339
Deferred revenues	2,689	3,153

Total current liabilities	5,665	8,460
Deferred revenues	648	270

Total liabilities	6,313	8,730

Commitments and contingencies (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 15,403,678 shares at June 30, 2003 and 15,245,503 shares at December 31, 2002	2	2
Additional paid-in capital	97,554	97,341
Deferred stock-based compensation	(608)	(1,042)
Accumulated other comprehensive income	123	92
Accumulated deficit	(65,587)	(58,598)

Total stockholders’ equity	31,484	37,795

Total liabilities and stockholders’ equity	$37,797	$46,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$444	$2,519	$1,644	$6,595
Service	956	1,173	2,165	2,947

Total revenues	1,400	3,692	3,809	9,542

Cost of revenues:
License	75	230	107	536
Service	689	727	1,473	1,557

Total cost of revenues	764	957	1,580	2,093

Gross profit	636	2,735	2,229	7,449

Operating expenses:
Research and development	1,188	1,273	2,330	2,565
Sales and marketing	2,320	2,185	4,732	4,474
General and administrative	1,024	1,018	2,008	1,977
Amortization of deferred stock-based compensation (1)	231	426	437	852

Total operating expenses	4,763	4,902	9,507	9,868

Loss from operations	(4,127)	(2,167)	(7,278)	(2,419)
Interest and other income, net	175	296	371	584

Loss before provision for income taxes	(3,952)	(1,871)	(6,907)	(1,835)
Provision for income taxes	71	18	82	35

Net loss	$(4,023)	$(1,889)	$(6,989)	$(1,870)

Net loss per common share, basic and diluted	$(0.26)	$(0.13)	$(0.46)	$(0.13)

Weighted average number of shares outstanding, basic and diluted	15,391	14,950	15,342	14,893

(1)	Amortization of deferred stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total cost of revenues	$8	$8	$16	$16
Research and development	50	106	107	212
Sales and marketing	125	223	236	446
General and administrative	48	89	78	178

	$231	$426	$437	$852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,989)	$(1,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,109	631
Amortization of deferred stock-based compensation	437	852
Changes in operating assets and liabilities:
Accounts receivable, net	236	1,326
Prepaid expenses and other current assets	243	(465)
Other long-term assets	(30)	11
Accounts payable	(737)	(40)
Deferred revenue	(94)	(2,744)
Accrued liabilities	(86)	(228)

Net cash used in operating activities	(5,911)	(2,527)

Cash flows from investing activities:
Purchase of marketable securities	(1,002)	(12,492)
Purchase of short-term investments	(5,001)	(2,002)
Purchase of property and equipment	(330)	(274)
Proceeds from sales of marketable securities	8,492	—

Net cash provided by (used) in investing activities	2,159	(14,768)

Cash flows from financing activities:
Stock issuance costs	—	(44)
Proceeds from issuance of common stock	213	175
Repayment of short-term debt	(1,500)	—

Net cash provided by (used) in financing activities	(1,287)	131

Effect of exchange rate on cash	28	69

Net decrease in cash and cash equivalents	(5,011)	(17,095)
Cash and cash equivalents, beginning of period	16,179	34,496

Cash and cash equivalents, end of period	$11,168	$17,401

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2002 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months and six months ended June 30, 2003 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2. Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted this statement. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of June 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company has adopted this statement. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

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

	June 30, 2003	December 31, 2002
Cash and cash equivalents:
Cash	$1,031	$1,873
Money market funds	6,187	11,006
U.S. government agency notes	3,950	3,300

Total cash and cash equivalents	$11,168	$16,179

Short-term investments:
U.S. government agency notes	$11,993	$6,992

Marketable securities:
U.S. government agency notes	$10,900	$18,390

Note 4. Loan Agreement

The Company has an unsecured Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to the bank’s prime rate, which was 4.0% at June 30, 2003. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2004. At June 30, 2003, the Company had $1.0 million outstanding under this agreement, and it was in compliance with all the operating and reporting covenants with the bank.

Note 5. Commitments and Contingencies

Lease Obligations

The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable leases which expire on various dates through July 2006. These leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on the Company’s Unaudited Condensed Consolidated Balance Sheets. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

At June 30, 2003, total future minimum payments under noncancelable operating leases were as follows (in thousands):

2003	$535
2004	1,055
2005	318
2006	46

$1,954

Rent expense for the three months and six months ended June 30, 2003 were $292,000 and $596,000, respectively. Rent expenses for the three months and six months ended June 30, 2002 were $239,000 and $489,000, respectively.

Indemnifications

FASB Interpretation No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against the Company. The Company also warrants to customers that its products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made.

Note 6. Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three months and six months ended June 30, 2003, no customer accounted for more than 10% of its revenues. In the three months ended June 30, 2002, two customers accounted for 21% and 15% of its revenues, respectively. In the six months ended June 30, 2002, two customers accounted for 18% and 12% of its revenues, respectively.

At June 30, 2003, four customers accounted for 25%, 13%, 13% and 12% of net accounts receivable, respectively. At June 30, 2002, three customers accounted for 42%, 28% and 12% of net accounts receivable, respectively.

Note 7. Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2003 did not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator - Basic and Diluted
Net loss	$(4,023)	$(1,889)	$(6,989)	$(1,870)

Denominator - Basic and Diluted
Weighted average common stock outstanding	15,391	14,950	15,342	14,893

Basic and diluted net loss per share	$(0.26)	$(0.13)	$(0.46)	$(0.13)

Options and warrants to purchase an aggregate of 4.3 million and 4.0 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and were excluded from the computations because of their antidilutive effect on net loss per share for the three months and six months then ended.

Note 8. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the balance sheet.

LogicVision’s other comprehensive income consists primarily of adjustments to translate the financial statements of the Company’s foreign subsidiaries into U.S. dollars for consolidation. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive income, which is reported as a separate component of stockholders’ equity.

For the three and six months ended June 30, 2003 and 2002, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(4,023)	$(1,889)	$(6,989)	$(1,870)

Other comprehensive income - Cumulative translation adjustment	26	50	31	69

Comprehensive loss	$(3,997)	$(1,839)	$(6,958)	$(1,801)

Note 9. Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(4,023)	$(1,889)	$(6,989)	$(1,870)
Add: Stock-based compensation expense included in reported net loss	231	426	437	852

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(893)	(1,229)	(1,713)	(2,433)

Pro forma net loss	$(4,685)	$(2,692)	$(8,265)	$(3,451)

Net loss per share:
Basic and diluted - as reported	$(0.26)	$(0.13)	$(0.46)	$(0.13)

Basic and diluted - pro forma	$(0.30)	$(0.18)	$(0.54)	$(0.23)

The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected average life of option	4 years	4 years	4 years	4 years
Risk-free interest rate	1.26%	4.18%	2.44%	4.13%
Expected dividends	—	—	—	—
Expected volatility	1.53	2.05	2.40	2.05

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months and six months ended June 30, 2003, the stock-based compensation expenses related to stock options granted to consultants were $48,000 and $53,000. For the three months and six months ended June 30, 2002, the Company did not have any stock-based compensation expenses related to stock options granted to consultants.

Note 10. Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the presentation of segment information in a manner consistent with that of chief operating decision makers. Although the Company offers various design and manufacturing embedded test software products and services to its customers, the Company does not manage its operations by these products and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. The Company uses one measurement of profitability for its business.

The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
North America	$1,144	$3,334	$3,119	$7,011
Europe	78	58	128	126
Asia	178	300	562	2,405

	$1,400	$3,692	$3,809	$9,542

Long-lived assets outside the United States at June 30, 2003 and 2002 were not material.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding future revenues, sources of revenues, cost of revenues and expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, the features and benefits of our products, customer demand, our growth strategy, our marketing efforts, our focus on larger orders with major customers, our business development efforts, expectations regarding competition, our ability to attract and retain qualified personnel, the impact of our international expansion in Japan and India and our foreign currency risk strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Overview

We provide proprietary technologies for embedded test that enable the more efficient design and manufacture of complex semiconductors. Our embedded test solutions allow integrated circuit designers to embed into a semiconductor design test functionality that can be used during semiconductor production and throughout the useful life of the chip. In addition, our solutions allow integrated circuits to be tested after they have been assembled onto boards and systems, which enables diagnostic tests throughout the product’s life.

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

From 1995 to 1998, most of our customers were large systems companies that used our technology in their application specific integrated circuits as part of systems development and diagnostics. Beginning in 1998, we expanded our customer base to include semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through our direct sales force in the U.S. and Japan, and through our distributors or sales representatives in India, Korea, Taiwan and Israel.

The continued adverse conditions in the general economy and in the semiconductor industry in particular, and our continued focus of our sales efforts with major customers on larger orders have lengthened our sales cycle and made us more dependent on the timing of large orders and our major customers’ buying patterns. In addition, we are experiencing increasing customer preference for our one-year term licenses. As a result, we expect revenues recognized on a ratable basis to increase as a percentage of license revenues.

We received new orders of $5.6 million in the second quarter of 2003 compared to $2.2 million in the first quarter of 2003. The increase in orders was primarily due to receipt of a large order from a major customer which will first be reflected as an increase in deferred revenues beginning in the third quarter of 2003, with the related revenue recognition starting in the first quarter of 2004. Our backlog for the most recent two quarters was as follows: $8.3 million at June 30, 2003 and $4.4 million at March 31, 2003. Backlog consists of only orders for which written purchase orders have been accepted and neither any billings have been generated nor any revenues have been recognized. Due to possible customer cancellations of orders, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period.

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

Historically, a portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues (outside of North America) as a percentage of our total revenues were approximately 18% and 27% for the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, international revenues were 18% and 10%, respectively. We anticipate that international revenues will continue to represent an important portion of our total revenues in the future.

Deferred revenues consist primarily of maintenance and support services under maintenance contracts and unearned revenue on one-year term licenses. For design services and technology development contracts, deferred revenues represent the excess of amounts invoiced or received over the revenue recognized. Deferred revenues fluctuate at each period end in accordance with the mix of contracts.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	31.7%	68.2%	43.2%	69.1%
Service	68.3	31.8	56.8	30.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	5.4	6.2	2.8	5.6
Service	49.2	19.7	38.7	16.3

Total cost of revenues	54.6	25.9	41.5	21.9

Gross profit	45.4	74.1	58.5	78.1

Operating expenses:
Research and development	84.9	34.5	61.2	26.9
Sales and marketing	165.7	59.2	124.2	46.9
General and administrative	73.1	27.6	52.7	20.7
Amortization of deferred stock-based compensation	16.5	11.5	11.5	8.9

Total operating expenses	340.2	132.8	249.6	103.4

Loss from operations	(294.8)	(58.7)	(191.1)	(25.3)
Interest and other income	12.5	8.0	9.7	6.1

Loss before provision for income taxes	(282.3)	(50.7)	(181.4)	(19.2)
Provision for income taxes	5.1	0.5	2.2	0.4

Net loss	(287.4)%	(51.2)%	(183.6)%	(19.6)%

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Revenues

Total revenues decreased $2.3 million or 62.1% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Total revenues were $1.4 million for the three months ended June 30, 2003, compared to $3.7 million for the three months ended June 30, 2002. License revenues decreased by $2.1 million and service revenues decreased by $0.2 million. These decreases were primarily due to a decreased demand from the fabless semiconductor, integrated device manufacturers and systems companies resulting from the current downturn in the semiconductor industry, and our customers’ increasing preference for our one-year term licenses. License revenues associated with one-year term licenses are recognized ratably over the term of the license, which has the effect of deferring the timing of revenue recognition to future periods.

Cost of Revenues

Total cost of revenues decreased $0.2 million or 20.2% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. Total cost of revenues were $0.8 million or 54.6% of revenues for the three months ended June 30, 2003, compared to $1.0 million or 25.9% of revenues the for three months ended June 30, 2002. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues. The decrease in cost of license revenues as a percentage of total revenues was primarily due to a decrease in royalty expenses of $0.2 million relating to completion of required royalty payments for intellectual property in October 2002. The increase in cost of service revenues as a percentage of total revenues was primarily due to a fixed customer support costs being allocated over a lower total revenue base.

Research and Development

Research and development expenses were $1.2 million or 84.9% of revenues for the three months ended June 30, 2003, compared to $1.3 million or 34.5% of revenues for the same period in the prior year. The decrease was primarily due to the departure of one employee which resulted in a decrease in payroll and related expenses of $0.1 million.

Sales and Marketing

Sales and marketing expenses were $2.3 million or 165.7% of revenues for the three months ended June 30, 2003, compared to $2.2 million or 59.2% of revenues for the same period in the prior year. The increase was primarily due to an increase in amortization expenses of $0.3 million resulting from the acquisition of the distributor business in Japan, and severance and other special termination benefits of $0.1 million relating to a headcount reduction of six employees, partly offset by a decrease in commission expenses of $0.2 million resulting from lower revenues, and a decrease in trade show expenses of $0.1 million.

General and Administrative

General and administrative expenses remained constant for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. General and administrative expenses were $1.0 million or 73.1% of revenues for the three months ended June 30, 2003, compared to $1.0 million or 27.6% of revenues for the same period in the prior year. Total general and administrative expenses as a percentage of revenue increased primarily due to decreases in revenues.

Interest Income

Interest income of $0.2 million decreased $0.1 million or 40.9% for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the three months ended June 30, 2003 and 2002, we recorded income tax provisions of $71,000 and $18,000 primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2002, we incurred net losses for federal and state tax purposes. As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $46.6 million and $21.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2003, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Revenues

Total revenues decreased $5.7 million or 60.1% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Total revenues were $3.8 million for the six months ended June 30, 2003, compared to $9.5 million for the six months ended June 30, 2002. License revenues decreased by $4.9 million and service revenues decreased by $0.8 million. These decreases were primarily due to decreased demand from fabless semiconductor, integrated device manufacturers and systems companies resulting from the current downturn in the semiconductor industry, and our customers’ increasing preference for our one-year term licenses. License revenues associated with one-year term licenses are recognized ratably over the term of the license, which has the effect of deferring the timing of revenue recognition to future periods.

Cost of Revenues

Total cost of revenues decreased $0.5 million or 24.5% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Total cost of revenues were $1.6 million or 41.5% of revenues for the six months ended June 30, 2003, compared to $2.1 million or 21.9% of revenues for six months ended June 30, 2002. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues. The decrease in cost of license revenues as a percentage of total revenues was primarily due to a decrease in royalty expenses of $0.5 million relating to completion of required royalty payments for intellectual property in October 2002. The increase in cost of service revenues as a percentage of total revenues was primarily due to a fixed customer support costs allocated over a lower total revenue base.

Research and Development

Research and development expenses were $2.3 million or 61.2% of revenues for the six months ended June 30, 2003, compared to $2.6 million or 26.9% of revenues for the same period in the prior year. The decrease was primarily due to the departure of one employee which resulted in a decrease in payroll and related expenses of $0.1 million, and a decrease of $0.2 million allocated to sales and marketing expenses caused by an increase in time spent by our research and development engineers on customer support activities.

Sales and Marketing

Sales and marketing expenses were $4.7 million or 124.2% of revenues for the six months ended June 30, 2003, compared to $4.5 million or 46.9% of revenues for the same period in the prior year. The increase was primarily comprised of an increase in amortization expenses of $0.6 million resulting from the acquisition of the distributor business in Japan, an increase in payroll and related expenses of $0.3 million associated with hiring eight additional employees for our newly established subsidiaries in Japan and India, and severance and other special termination benefits of $0.1 million relating to a workforce reduction of six employees in the second quarter of 2003, offset by a decrease in commission expenses of $0.3 million resulting from lower revenues, a decrease in trade show expenses of $0.2 million, and a decrease of $0.2 million due to less time spent by our sales application engineers on customer support activities.

General and Administrative

General and administrative expenses remained constant for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. General and administrative expenses were $2.0 million or 52.7% of revenues for the six months ended June 30, 2003, compared to $2.0 million or 20.7% of revenues for the same period in the prior year.

Interest Income

Interest income of $0.4 million decreased $0.2 million or 36.5% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the six months ended June 30, 2003 and 2002, we recorded income tax provisions of $82,000 and $35,000 primarily related to state and foreign taxes.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents, short-term investments and marketable securities of $34.1 million and working capital of $19.4 million. We have not guaranteed any debt not included in the consolidated balance sheet. At June 30, 2003, we had an unsecured line of credit of $5.0 million of which $4.0 million was available for future borrowings.

We have funded our operations primarily from license and service revenues received from inception to June 30, 2003, the net proceeds of $41.1 million from our initial public offering of common stock in November 2001, and the proceeds of approximately $47.8 million from the sale of preferred stock and warrants, the exercise of stock options and common stock purchases from the employee stock purchase plan.

Net cash used in operating activities was $5.9 million and $2.5 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in operating activities for the six months ended June 30, 2003 was primarily due to a net loss of $7.0 million; a decrease in accounts payable of $0.7 million due to timing of payments to suppliers in order to optimize discounts and payment periods, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $1.1 million and $0.4 million, respectively; a decrease in accounts receivable of $0.2 million; and a decrease in prepaid and other current expenses of $0.2 million. Net cash used in operating activities for the six months ended June 30, 2002 was primarily due to a net loss of $1.9 million, an increase in prepaid and other current expenses of $0.5 million, a decrease in deferred revenues of $2.7 million, and a decrease in accrued liabilities of $0.2 million, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.6 million and $0.9 million, respectively, and a decrease in accounts receivable of $1.3 million.

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2003 and net cash used in investing activities was $14.8 million for the six months ended June 30, 2002. Net cash provided by investing activities for the six months ended June 30, 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $8.5 million, partly offset by the purchase of short-term investments and marketable securities of $5.0 million and $1.0 million, respectively, and the purchase of property and equipment of $0.3 million. Net cash used in investing activities for the six months ended June 30, 2002 was primarily due to the purchase of marketable securities and short-term investments of $12.5 million and $2.0 million, respectively, and the purchase of property and equipment of $0.3 million.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2003 and net cash provided by financing activities was $0.1 million for the six months ended June 30, 2002. Net cash used in financing activities for the six months ended June 30, 2003 was primarily due to repayments of a bank loan of $1.5 million, offset by proceeds of $0.2 million received from the employee stock purchase plan purchases and the issuance of common stock pursuant to exercise of employee stock options. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily due to proceeds of $0.2 million received from the issuance of common stock pursuant to exercise of employee stock options, offset by stock issuance costs of $0.04 million related to the sale of common stock in our initial public offering in November 2001.

On February 11, 2003, we amended our unsecured Loan Agreement with a bank as to certain operating covenants relating to the quarterly net loss requirement. Under the agreement, we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at June 30, 2003. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in January 31, 2004. At June 30, 2003, we had $1.0 million outstanding under this agreement, and were in compliance with all the operating and reporting covenants with the bank.

Contractual Obligations and Other Commercial Commitments

Our obligations under contractual obligations and commercial commitments are primarily leasing arrangements and are as follows:

	June 30, 2003
	Payments Due by Period
	Total	Less than 1 year	1-3 years
Contractual Obligations:
Operating leases	$1,954	$1,067	$887

We rent office facilities under noncancelable operating leases which expire on various dates through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under these operating leases at June 30, 2003 were $2.0 million.

We expect to finance these future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating, capital requirements and business acquisitions for at least the next 12 months.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of product development efforts and the success of these development efforts, the costs and timing of our investments in sales and marketing and customer support activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

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

Global economic, political, health and social conditions may obstruct international business and adversely affect our revenues.

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

The outbreak and spread of severe acute respiratory syndrome, or SARS, became a major health concern not only in Asia but worldwide. Many companies cancelled business trips, conferences and other events in order to avoid international travel, with the effect of generally suspending international business activities. The resurgence of the disease, spread of infection, or the fear of the spread of infection, could disrupt the business of our customers in Asia, causing them to delay or cancel their design projects or their meetings with us. Employees in our San Jose facility will likely avoid contact with those who return from travel to Asia, which may disrupt our ongoing domestic business activities. In addition, a further slowdown in already weakened key economies in the Pacific Rim as a result of health concerns, whether real or perceived, may adversely affect the semiconductor industry as a whole.

We have a history of losses and an accumulated deficit of approximately $65.6 million as of June 30, 2003. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $7.0 million for the six months ended June 30, 2003, $8.5 million for the year ended December 31, 2002 and $6.3 million for the year ended December 31, 2001. At June 30, 2003, we had an accumulated deficit of approximately $65.6 million. We expect our future revenues to be impacted by current market and customer conditions, and we expect to continue to commit substantial investment in our research and development projects and to continue to invest in our service operations to support our business development activities. Because we expect to continue to invest in business development, our expenditures could continue to outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

The sales and implementation cycles for our products are typically long and unpredictable, taking from six months to two years for sales and an additional six to twelve months for implementation. As a result, we may have difficulty predicting future revenues and our revenues and operating results may fluctuate significantly, which could cause our stock price to fluctuate.

Historically, our sales cycle has ranged from six months to two years and our customers’ implementation cycle has been approximately an additional six to twelve months. Recently, we have been experiencing longer sales and implementation cycles for our products primarily due to the current adverse economic conditions and downturn in the semiconductor industry, and our continued focus of our sales efforts with major customers on larger orders.

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

Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, LTX Corporation, NP Test Inc, and Teradyne, Inc. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. Increased competition and the current downturn in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Six customers accounted for approximately 32% of total revenues for the six months ended June 30, 2003, of which no customers accounted for more than 10% of total revenues. 11 customers accounted for approximately 54% of total revenues for the year ended December 31, 2002, of which two customers accounted for approximately 12% and 10% of total revenues, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

In June 2002, we introduced our first hardware product, the LogicVision Validator. From the fourth quarter of 2002 to June 30, 2003, we shipped an aggregate of four units. We rely on an independent subcontractor to manufacture this product for us. Because our other products are delivered in the form of software, we do not have experience in managing the manufacturing and service support for hardware products. If we are unable to accurately predict market demand for the LogicVision Validator, manage lead times in the procurement process and develop and maintain appropriate inventory controls, we may experience shortages or excess inventory. Shortages could result in lost sales opportunities and customers, and excess inventory could become obsolete, resulting in inventory write-offs which would negatively affect our financial results. In addition, we may need to customize our product to meet specifications of our customers outside of the United States.

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

Our future success depends to a significant extent on the continued services of Vinod K. Agarwal, our President and Chief Executive Officer, Benoit Nadeau-Dostie, our Chief Scientist, and Michael C. Howells, our Vice President of Engineering. We do not have employment agreements with these executives and key employees, and we maintain a key person life insurance policy on Vinod K. Agarwal. The loss of the services of any of these key executives and employees could slow our product development processes. Searching for replacements could divert senior management’s attention and increase our operating expenses. In addition, our industry partners and customers could become concerned about our future operations, which could injure our reputation.

If we fail to protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenues or increase our costs.

Our success and ability to compete depend largely upon the protection of our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws. Any patents we obtain or license may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products or design around any patents issued to us or our other intellectual property rights.

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

Failure to obtain export licenses could harm our business.

We must comply with U.S. Department of Commerce regulations in shipping our software and hardware products and other technologies outside the United States. Although we have not had any significant difficulty complying with these regulations to date, any significant future difficulty in complying could harm our business, operating results and financial condition.

We have limited control over third-party representatives who market, sell and support our products in foreign markets. Loss of these relationships could decrease our revenues and harm our business.

We sell our products and services through a distributor in Israel and sales representatives in India and Korea. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our sales are to customers outside of the United States.

International revenues from sales outside the United States and Canada accounted for 18% of our total revenues for the six months ended June 30, 2003 and 21% of our total revenues for the year ended December 31, 2002. Our success depends upon continued expansion of our international operations, and we expect that a portion of our total future revenues will be generated from international sales. Our international business involves a number of risks, including:

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

Our establishment of wholly owned subsidiaries in India and Japan requires significant management attention, which could distract our management from day to day operations and could disrupt our business.

In December 2002, we completed the transfer of all designated customer contracts from our then Japanese distributor to our Japanese subsidiary. As of June 30, 2003, we are continuing the transitioning of our customer relationships to our Japanese subsidiary. If we fail to successfully transition the remaining customer relationships to our Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of this transaction, we must successfully integrate our Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to develop a direct sales presence in Japan, and the cost of these efforts may be significant. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of June 30, 2003, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At June 30, 2003, we had short-term U.S. government securities and long-term U.S. government securities of $12.0 million and $10.9 million, respectively.

ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 15, 2003.

(b)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1) Election of Directors.

	Votes For	Withheld
Vinod K. Agarwal	12,222,257	32,225
Navindra Jain	12,233,482	21,000
Richard C. Black	12,227,832	26,650
D. James Guzy	10,550,923	1,703,559
Richard C. Yonker	12,242,932	11,550

(2) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants.

Votes For	Against	Abstain
11,312,782	941,000	700

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1		Amended and Restated 2000 Stock Incentive Plan.

10.2		Amendments Nos. 1 and 2 and Addendum to Amended and Restated 2000 Stock Inventive Plan.

10.3		Form of agreement under the 2000 Stock Incentive Plan.

10.4		Amendment No. 1 to the Amended and Restated 2000 Employee Stock Purchase Plan.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K.

On April 3, 2003, the Company filed a Current Report on Form 8-K announcing under item 5 the appointment of Bruce M. Jaffe as its Vice President of Finance and Chief Financial Officer.

On April 23, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003

LOGICVISION, INC. (Registrant)

By:	/s/ Vinod K. Agarwal
Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bruce M. Jaffe
Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

10.1		Amended and Restated 2000 Stock Incentive Plan.

10.2		Amendments Nos. 1 and 2 and Addendum to Amended and Restated 2000 Stock Inventive Plan.

10.3		Form of agreement under the 2000 Stock Incentive Plan.

10.4		Amendment No. 1 to the Amended and Restated 2000 Employee Stock Purchase Plan.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.