Form 10-Q
period 2003-09-30
LOGICVISION INC
filed 2003-11-12
CIK 1041418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, 15,753,155 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$7,686	$16,179
Short-term investments	8,996	6,992
Accounts receivable, net	3,376	1,170
Prepaid expenses and other current assets	954	1,174

Total current assets	21,012	25,515
Property and equipment, net	1,242	1,486
Marketable securities	14,201	18,390
Other long-term assets, net	512	1,134

Total assets	$36,967	$46,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,000	$2,500
Accounts payable	606	1,468
Accrued liabilities	1,298	1,339
Deferred revenues	3,806	3,153

Total current liabilities	6,710	8,460
Deferred revenues	1,454	270

Total liabilities	8,164	8,730

Commitments and contingencies (See Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares; Issued and outstanding: 15,731,905 shares at September 30, 2003 and 15,245,503 shares at December 31, 2002	2	2
Additional paid-in capital	98,129	97,341
Deferred stock-based compensation	(531)	(1,042)
Accumulated other comprehensive income	132	92
Accumulated deficit	(68,929)	(58,598)

Total stockholders’ equity	28,803	37,795

Total liabilities and stockholders’ equity	$36,967	$46,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$466	$2,814	$2,046	$9,409
Product	65	—	129	—
Service	950	1,168	3,115	4,115

Total revenues	1,481	3,982	5,290	13,524

Cost of revenues:
License	58	273	144	809
Product	32	—	53	—
Service	520	949	1,993	2,506

Total cost of revenues	610	1,222	2,190	3,315

Gross profit	871	2,760	3,100	10,209

Operating expenses:
Research and development	1,064	1,145	3,394	3,710
Sales and marketing	2,054	2,684	6,786	7,158
General and administrative	1,042	1,227	3,050	3,204
Amortization of deferred stock-based compensation (1)	164	415	601	1,267

Total operating expenses	4,324	5,471	13,831	15,339

Loss from operations	(3,453)	(2,711)	(10,731)	(5,130)
Interest and other income	152	273	523	857

Loss before provision for income taxes	(3,301)	(2,438)	(10,208)	(4,273)
Provision for income taxes	41	17	123	52

Net loss	$(3,342)	$(2,455)	$(10,331)	$(4,325)

Net loss per common share, basic and diluted	$(0.21)	$(0.16)	$(0.67)	$(0.29)

Weighted average number of shares outstanding, basic and diluted	15,618	15,022	15,435	14,950

(1) Amortization of deferred stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total cost of revenues	$4	$8	$20	$24
Research and development	25	103	132	315
Sales and marketing	95	217	331	663
General and administrative	40	87	118	265

	$164	$415	$601	$1,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,331)	$(4,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,342	1,217
Amortization of deferred stock-based compensation	601	1,267
Changes in operating assets and liabilities:
Accounts receivable, net	(2,206)	(1,054)
Prepaid expenses and other current assets	220	(244)
Other long-term assets	(57)	10
Accounts payable	(862)	179
Deferred revenue	1,836	(2,273)
Accrued liabilities	(41)	(157)

Net cash used in operating activities	(9,498)	(5,380)

Cash flows from investing activities:
Purchase of marketable securities	(4,301)	(17,495)
Purchase of short-term investments	(2,004)	(2,001)
Purchase of property and equipment	(395)	(503)
Proceeds from sales of marketable securities	8,490	7,000
Cash paid for acquisitions		(1,258)

Net cash provided by (used in) investing activities	1,790	(14,257)

Cash flows from financing activities:
Proceeds from issuance of common stock	698	244
(Repayment) proceeds of short-term debt	(1,500)	500

Net cash provided by (used in) financing activities	(802)	744

Effect of exchange rate on cash	17	73

Net decrease in cash and cash equivalents	(8,493)	(18,820)
Cash and cash equivalents, beginning of period	16,179	34,496

Cash and cash equivalents, end of period	$7,686	$15,676

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2002 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2. Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s financial position or results of operations.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has adopted this statement. The adoption of SFAS 148 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. At its meeting on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. This deferral applies to all variable interest entities (“VIEs”) and potential VIEs, both financial and non-financial in nature. The Company does not have any ownership in any variable interest entities as of September 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company has adopted this statement. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of operations.

Note 3. Cash and Cash Equivalents, Short-Term Investments and Marketable Securities

The Company considers all highly liquid investment instruments purchased with original maturities of three months or less to be cash equivalents. Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months are considered to be short-term investments. All short-term investments and marketable securities are classified as held-to-maturity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method. Cash and cash equivalents, short-term investments and marketable securities consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Cash and cash equivalents:
Cash	$1,239	$1,873
Money market funds	2,651	11,006
Corporate bonds	1,746	—
Short-term municipal obligations	1,050	—
U.S. government agency notes	1,000	3,300

Total cash and cash equivalents	$7,686	$16,179

Short-term investments:
U.S. government agency notes	$8,996	$6,992

Marketable securities:
U.S. government agency notes	$14,201	$18,390

Note 4. Loan Agreement

The Company has an unsecured Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to the bank’s prime rate, which was 4.0% at September 30, 2003. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2004. At September 30, 2003, the Company had $1.0 million outstanding under this agreement, and it was in compliance with all the operating and reporting covenants with the bank.

Note 5. Contingencies

Indemnifications

FASB Interpretation No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against the Company. The Company provides its customers with a 90-day warranty on product sales and warrants that its licensed software operates substantially in accordance with specifications. Historically, minimal warranty costs have been incurred and as such no accruals for warranty costs have been recorded.

Note 6. Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three months and nine months ended September 30, 2003, no customer accounted for more than 10% of its revenues. In the three months ended September 30, 2002, two customers accounted for 28% and 29% of the Company’s revenues, respectively. In the nine months ended September 30, 2002, three customers accounted for 13%, 11% and 10% of the Company’s revenues, respectively.

At September 30, 2003, three customers accounted for 52%, 18% and 16% of net accounts receivable, respectively. At December 31, 2002, two customers accounted for 19% and 17% of net accounts receivable, respectively.

Note 7. Net Loss Per Share

SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and nine months ended September 30, 2003 did not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator - Basic and Diluted
Net loss	$(3,342)	$(2,455)	$(10,331)	$(4,325)

Denominator - Basic
Weighted average common stock outstanding	15,618	15,022	15,435	14,950

Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.67)	$(0.29)

Options and warrants to purchase an aggregate of 4.1 million and 3.9 million shares of common stock were outstanding at September 30, 2003 and 2002, respectively, and were excluded from the computations because of their antidilutive effect on net loss per share for the three months and nine months then ended.

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

For the three and nine months ended September 30, 2003 and 2002, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(3,342)	$(2,455)	$(10,331)	$(4,325)

Other comprehensive income - Cumulative translation adjustment	10	4	41	73

Comprehensive loss	$(3,332)	$(2,451)	$(10,290)	$(4,252)

Note 9. Stock-Based Compensation

The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,342)	$(2,455)	$(10,331)	$(4,325)

Add: Stock-based compensation expense included in reported net loss	164	415	601	1,267

Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(499)	(1,086)	(2,212)	(4,670)

Pro forma net loss	$(3,677)	$(3,126)	$(11,942)	$(7,728)

Loss per share:
Basic and diluted - as reported	$(0.21)	$(0.16)	$(0.67)	$(0.29)

Basic and diluted - pro forma	$(0.24)	$(0.21)	$(0.77)	$(0.52)

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Option Plans
Expected average life of option	4 years	4 years	4 years	4 years
Risk-free interest rate	3.72%	4.18%	2.64%	4.13%
Expected dividends	—	—	—	—
Expected volatility	2.09	2.05	2.07	2.05

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock Purchase Plan
Expected average life of option	6 months	6 months	6 months	6 months
Risk-free interest rate	1.17%	1.05%	1.14%	1.05%
Expected dividends	—	—	—	—
Expected volatility	2.06	2.05	2.06	2.05

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months and nine months ended September 30, 2003, the stock-based compensation expenses related to stock options granted to consultants were $87,000 and $140,000. For the three months and nine months ended September 30, 2002, the Company did not have any stock-based compensation expenses related to stock options granted to consultants.

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

The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
North America	$1,041	$3,565	$4,161	$10,576
Japan	324	275	836	2,649
Europe	82	59	194	152
Others	34	83	99	147

	$1,481	$3,982	$5,290	$13,524

Long-lived assets outside the United States at September 30, 2003 and 2002 were not material.

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

In the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “LogicVision,” “we,” “us,” or “our” mean LogicVision, Inc. and our subsidiaries.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding future revenues, sources of revenues, cost of revenues and expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, expected customer orders and contracts and their effect, if executed, on cost of sales and operating expenses, the features and benefits of our products, customer demand, our trend towards one-year term licenses, our growth strategy, our marketing efforts, our focus on larger orders with major customers, our business development efforts, expectations regarding competition, our ability to attract and retain qualified personnel, the impact of our international expansion in Japan and India and our foreign currency risk strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the possibility that orders could be cancelled or not renewed, our ability to negotiate and sign customer agreements and obtain purchase orders, particularly in the fourth quarter, the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our proprietary technology enables semiconductor companies to embed self-testers into the chip design. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market issues. In June 2002, we introduced a hardware product, named LogicVision Validator, for debug of silicon chips incorporating our embedded test technologies at the speed of the silicon chip. We believe the LogicVision Validator in combination with our embedded test technology can save weeks to months in time-to-market by reducing the debug time for our customers’ new chips prior to their release to volume production.

Our customers are large systems companies that use our technology in their application specific integrated circuits as part of systems development and diagnostics and semiconductor companies that use our technology for complex chip development and testing. We license our intellectual property and software through our direct sales force in the U.S. and Japan, and through our distributors or sales representatives in India, Korea, Taiwan and Israel.

The continued focus of our sales efforts on larger orders with major customers has lengthened our sales cycle and made us more dependent on the timing of these large orders and our major customers’ buying patterns. In addition, we are experiencing increasing customer preference for our one-year term licenses. As a result, we expect license revenues which are recognized on a ratable basis to increase as a percentage of total license revenues.

We received new orders of $1.2 million in the third quarter of 2003 compared to $5.6 million in the second quarter of 2003. The decrease in orders was primarily due to receipt of a large order from a major customer in the second quarter of 2003. We expect receipt of new orders to fluctuate due to the lengthening sales cycles and our dependence on large orders. Our backlog plus deferred revenues for the most recent two quarters was as follows: $10.9 million at September 30, 2003 and $11.6 million at June 30, 2003. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized. Due to possible customer cancellations of orders, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period.

We derive our license revenues from software licenses, our product revenues from the sale of our Validator product and service revenues from fixed fee consulting service contracts and maintenance. Our licenses typically have terms ranging from one to three years. Our pricing depends upon a number of factors, including the type of software, the license term, the number and complexity of designs and number of design teams and whether the license is used in a specific geographic region or on a worldwide basis. Some of our license agreements include a feature under which our customers pay us additional license fees for each chip design in excess of the contracted number of designs.

A portion of our total revenues has been derived from customers outside the United States and Canada, primarily from Asia and Europe. International revenues (outside of North America) as a percentage of our total revenues were approximately 21% and 22% for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, international revenues were 30% and 10%, respectively. We anticipate that international revenues will continue to represent an important portion of our total revenues in the future.

Deferred revenues consist primarily of maintenance services under maintenance contracts, consulting services for which revenue has not been recognized and unrecognized license revenue. For design services and technology development contracts, deferred revenues represent the excess of amounts invoiced or received over the revenue recognized. Deferred revenues fluctuate at each period end in accordance with the mix of contracts.

Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, and royalties paid to third party vendors. Cost of product revenues consists of shipping, product packaging, component costs and third party costs to assemble and test the Validator product. Cost of service revenues consists of compensation and related costs and third party consultant costs associated with providing postcontract customer support and consulting services.

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

Revenue recognition:

We follow very specific and detailed guidelines in measuring revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by Statement of Position 98-4 and Statement of Position 98-9; however, certain judgments affect the application of our revenue policy. We derive license revenues from software licenses, product revenue from the sale of our Validator product and service revenues from maintenance and consulting service contracts.

We recognize license fees upon shipment only when there is persuasive evidence of an arrangement, shipment has occurred, the fee is fixed or determinable, and collectibility of the sales proceeds is considered probable. When we enter into arrangements which contain multiple elements, such as license and maintenance, and where we have established vendor-specific objective evidence, or VSOE, of the fair value of undelivered elements such as maintenance, we apply the residual method of accounting to the delivered elements. Our history of selling maintenance establishes VSOE for initial maintenance sold in connection with term licenses of more than one year; therefore, we typically recognize the residual amount as license fee upon delivery of the software. When VSOE of the fair value of maintenance cannot be established and the only undelivered element is maintenance, all related revenues are recognized ratably over the term of our maintenance obligation. We recognize revenues from one-year licenses ratably over the license term because we are unable to establish VSOE of the maintenance obligation with respect to these licenses. When we enter into a multiple element arrangement which includes the future delivery of a specified product or upgrade, all revenues under the agreement are deferred until the specified product or upgrade has been delivered. On occasion, we offer extended payment terms beyond our normal business practice of between 30 and 60 days to certain customers. Because we do not have sufficient experience collecting under these extended payment term arrangements, the fee is not considered fixed or determinable. As a result, when payment terms are extended we recognize revenue when the payment is due.

We recognize the maintenance elements of all contracts ratably over the period of the maintenance contract. Consulting service revenues are generally recognized on a percentage of completion basis as the services are performed.

We recognize revenues from sales of our Validator product ratably over the term of our maintenance obligation as we do not have a history of selling maintenance for these products.

Allowance for Doubtful Accounts:

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investments:

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

Deferred Tax Asset Valuation Allowance:

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	31.5%	70.7%	38.7%	69.6%
Product	4.4	—	2.4	—
Service	64.1	29.3	58.9	30.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	3.9	6.9	2.7	6.0
Product	2.2	—	1.0	—
Service	35.1	23.8	37.7	18.5

Total cost of revenues	41.2	30.7	41.4	24.5

Gross profit	58.8	69.3	58.6	75.5

Operating expenses:
Research and development	71.8	28.8	64.2	27.4
Sales and marketing	138.7	67.4	128.3	52.9
General and administrative	70.4	30.8	57.7	23.7
Amortization of deferred stock-based compensation	11.1	10.4	11.4	9.4

Total operating expenses	292.0	137.4	261.5	113.4

Loss from operations	(233.2)	(68.1)	(202.9)	(37.9)
Interest and other income	10.3	6.9	9.9	6.3

Loss before provision for income taxes	(222.9)	(61.2)	(193.0)	(31.6)
Provision for income taxes	2.8	0.4	2.3	0.4

Net loss	(225.7)%	(61.7)%	(195.3)%	(32.0)%

Three Months Ended September 30, 2003 compared with the Three Months Ended September 30, 2002

Revenues

Total revenues decreased $2.5 million or 62.8% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Total revenues were $1.5 million for the three months ended September 30, 2003, compared to $4.0 million for the three months ended September 30, 2002. License revenues decreased by $2.3 million and service revenues decreased by $0.2 million. Two customers which accounted for 57 percent of total revenues in the three months ended September 30, 2002 and which did not contribute license revenue in the three months ended September 30, 2003, are expected to generate license revenues in the three months ending December 31, 2003. In the three months ended September 30, 2003, no customer accounted for more than 10 percent of total revenues.

Cost of Revenues

Total cost of revenues decreased $0.6 million or 50.0% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Total cost of revenues was $0.6 million or 41.2% of revenues for the three months ended September 30, 2003, compared to $1.2 million or 30.7% of revenues the for three months ended September 30, 2002. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues. The decrease in cost of license revenues as a percentage of total revenues was primarily due to a decrease in royalty expenses of $0.2 million relating to the completion of amortization of a licensed intellectual property. The increase in cost of service revenues as a percentage of total revenues was primarily due to fixed customer support costs being allocated over a lower total revenue base.

Research and Development

Research and development expenses were essentially flat for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Research and development expenses were $1.1 million or 71.8% of revenues for the three months ended September 30, 2003, compared to $1.1 million or 28.8% of revenues for the same period in the prior year. The increase in research and development expenses as a percentage of total revenues was due to the decrease in total revenues.

Sales and Marketing

Sales and marketing expenses decreased $0.6 million or 23.5% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. Sales and marketing expenses were $2.1 million or 138.7% of revenues for the three months ended September 30, 2003, compared to $2.7 million or 67.4% of revenues for the same period in the prior year. The decrease was primarily due to a decrease in compensation expense of $0.3 million, including severance expenses of $0.1 million relating to headcount reductions, amortization expenses of $0.2 million resulting from the acquisition of the distributor business in Japan, and $0.1 million relating to recruiting and consulting fees. The increase in sales and marketing expenses as a percentage of total revenues was due to the decrease in total revenues.

General and Administrative

General and administrative expenses decreased $0.2 million or 15.1% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. General and administrative expenses were $1.0 million or 70.4% of revenues for the three months ended September 30, 2003, compared to $1.2 million or 30.8% of revenues for the same period in the prior year. The decrease was due to a decrease in legal and other professional fees of $0.3 million primarily due to fees incurred in conjunction with the proposed acquisition of PurpleVision Technologies Private Limited, which was terminated in October 2002, partially offset by an increase in compensation expense of $0.1 million due to increased headcount. The increase in general and administrative expenses as a percentage of total revenues was due to the decrease in total revenues.

Interest Income

Interest income was $0.2 million for the three months ended September 30, 2003, representing a decrease of $0.1 million or 44.3% as compared to the three months ended September 30, 2002. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the three months ended September 30, 2003 and 2002, we recorded income tax provisions of $42,000 and $17,000 primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2002, we incurred net losses for federal and state tax purposes. As of December 31, 2002, we had federal and California net operating loss carryforwards of approximately $46.6 million and $21.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2003, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Nine Months Ended September 30, 2003 compared with the Nine Months Ended September 30, 2002

Revenues

Total revenues decreased $8.2 million or 60.9% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Total revenues were $5.3 million for the nine months ended September 30, 2003, compared to $13.5 million for the nine months ended September 30, 2002. License revenues decreased by $7.3 million and service revenues decreased by $1.0 million, while product revenues increased to $0.1 million. The decreases in license and service revenues were primarily due to decreased demand from companies resulting from the current downturn in the semiconductor industry, and our customers’ increasing preference for our one-year term licenses.

Cost of Revenues

Total cost of revenues decreased $1.1 million or 33.9% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Total cost of revenues was $2.2 million or 41.4% of revenues for the nine months ended September 30, 2003, compared to $3.3 million or 24.5% of revenues for nine months ended September 30, 2002. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues. The decrease in cost of license revenues was primarily due to a decrease in royalty expenses of $0.7 million relating to the completion of amortization of a licensed intellectual property. The increase in cost of service revenues as a percentage of total revenues was primarily due to fixed customer support costs allocated over a lower total revenue base.

Research and Development

Research and development expenses were $3.4 million or 64.2% of revenues for the nine months ended September 30, 2003, compared to $3.7 million or 27.4% of revenues for the same period in the prior year. The decrease was primarily due to a reduction in payroll and related expenses of $0.1 million and a decrease of $0.2 million in consulting services as a result of shifts in our development resources from North America to India and from outside consultants to full-time employees. The increase in research and development expenses as a percentage of total revenues was due to the decrease in total revenues.

Sales and Marketing

Sales and marketing expenses were $6.8 million or 128.3% of revenues for the nine months ended September 30, 2003, compared to $7.2 million or 52.9% of revenues for the same period in the prior year. The decrease was primarily comprised of decreases in commission expenses of $0.4 million resulting from lower revenues, a decrease in discretionary expenses (primarily trade shows, consulting and public relations) of $0.3 million, a decrease in travel expense of $0.2 million and a decrease of $0.1 million due to less time spent by our sales application engineers on customer support activities, offset by amortization expenses of $0.4 million resulting from the acquisition of the distributor business in Japan and an increase of $0.2 million for depreciation and server hosting fees primarily related to increased equipment to support our newly established subsidiaries in Japan and India.. The increase in sales and marketing expenses as a percentage of total revenues was due to the decrease in total revenues.

General and Administrative

General and administrative expenses were essentially flat at $3.1 million or 11.4% of revenues for the nine months ended September 30, 2003, compared to $3.2 million or 9.4% of revenues for the same period in the prior year. The increase in general and administrative expenses as a percentage of total revenues was due to the decrease in total revenues.

Interest Income

Interest income was $0.5 million for the nine months ended September 30, 2003, representing a decrease of $0.3 million or 39.0% as compared to the nine months ended September 30, 2002. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the nine months ended September 30, 2003 and 2002, we recorded income tax provisions of $0.1 million and $0.1 million primarily related to state and foreign taxes.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents, short-term investments and marketable securities of $30.9 million and working capital of $14.3 million. We have not guaranteed any debt not included in the consolidated balance sheet. At September 30, 2003, we had an unsecured line of credit of $5.0 million of which $4.0 million was available for future borrowings.

We have funded our operations primarily from license and service revenues received from inception to September 30, 2003, the net proceeds of $41.1 million from our initial public offering of common stock in November 2001, and the proceeds of approximately $47.8 million from the sale of preferred stock and warrants, the exercise of stock options and common stock purchases from the employee stock purchase plan.

Net cash used in operating activities was $9.5 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in operating activities for the nine months ended September 30, 2003 was primarily due to a net loss of $10.3 million; an increase in accounts receivable of $2.2 million; a decrease in accounts payable of $0.9 million due to timing of payments to suppliers in order to optimize discounts and payment periods, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $1.3 million and $0.6 million, respectively; and a decrease in prepaid and other current expenses of $0.2 million and an increase in deferred revenue of $1.8 million. Net cash used in operating activities for the nine months ended September 30, 2002 was primarily due to a net loss of $4.3 million, a decrease in deferred revenues of $2.3 million, a decrease in accrued liabilities of $0.2 million, an increase in accounts receivable of $1.1 million and an increase in prepaid expenses and other current expenses of $0.2 million. This was partly offset by non-cash charges relating to depreciation and amortization of stock based compensation of $1.2 million and $1.3 million, respectively, and an increase in accounts payable of $0.2 million.

Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2003 and net cash used in investing activities was $14.3 million for the nine months ended September 30, 2002. Net cash provided by investing activities for the nine months ended September 30, 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $8.5 million, partly offset by purchases of short-term investments and marketable securities of $4.3 million and $2.0 million, respectively, and the purchase of property and equipment of $0.4 million. Net cash used in investing activities for the nine months ended September 30, 2002 was primarily due to purchases of long-term marketable securities of $17.5 million, purchases of short-term investments of $2.0 million, the purchase of property and equipment of $0.5 million and payments related to the acquisition of the distributor business in Japan of $1.3 million, offset by proceeds from sales of long-term marketable securities of $7.0 million.

Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2003 and net cash provided by financing activities was $0.7 million for the nine months ended September 30, 2002. Net cash used in financing activities for the nine months ended September 30, 2003 was primarily due to repayments of a bank loan of $1.5 million, offset by net proceeds of $0.7 million received from employee stock purchase plan purchases and the issuance of common stock pursuant to exercise of employee stock options. Net cash provided by financing activities for the nine months ended September 30, 2002 was primarily due to net proceeds of $0.2 million received from employee stock purchase plan purchases and the issuance of common stock pursuant to exercise of employee stock options, and proceeds of $0.5 million borrowed from our line of credit.

On August 26, 2003, we amended our unsecured Loan Agreement with a bank as to certain operating covenants relating to the quarterly net loss requirement. Under the agreement, we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at September 30, 2003. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires in January 31, 2004. At September 30, 2003, we had $1.0 million outstanding under this agreement, and were in compliance with all the operating and reporting covenants with the bank.

Contractual Obligations and Other Commercial Commitments

Our obligations under contractual obligations and commercial commitments are primarily leasing arrangements and are as follows:

	September 30, 2003
	Payments Due by Period
	Total	Less than 1 year	1-3 years
Contractual Obligations:
Operating leases	$1,739	$1,087	$652

We rent office facilities under noncancelable operating leases which expire on various dates through July 2006. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under these operating leases at September 30, 2003 were $1.7 million.

We expect to finance these future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating, capital requirements and business acquisitions for at least the next 12 months.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of product development efforts and the success of these development efforts, the costs and timing of our investments in sales and marketing and customer support activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all.

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

Recent Trends

The Company expects to sign contracts or receive purchase orders covering over $10 million in new business in the fourth quarter of 2003. These contracts and orders are generally expected to have terms of one to three years; revenue will be recognized in accordance our revenue recognition policy. The Company does not expect that these contracts and orders, if executed, will result in a significant increase in cost of sales or operating expenses as a percentage of total revenues.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

If the semiconductor industry does not adopt embedded test technology on a widespread basis, our revenues could decline and our stock price could fall.

To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot assure you that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;

•	our existing and potential customers may react to declines in demand for semiconductors by curtailing or delaying new initiatives for new complex semiconductors or by extending the approval process for new projects, thereby lengthening our sales cycles;

•	potential customers may not be willing to accept the perceived delays in the early design stages associated with implementing embedded test technology in order to achieve potential time and cost savings at later stages of silicon debugging and production testing;

•	potential customers may have concerns over the reliability of embedded testing methods relative to existing test methods;

•	our current and potential customers may not accept or embrace our recently announced LV2004 integrated family of products; and

•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

If the industries into which we sell our products experience recession or other cyclical effects impacting our customers’ research and development budgets, our operating results could be negatively impacted.

Our sales are dependent upon capital spending trends and new design projects, and a substantial portion of our costs is fixed in the near term. The demand from our customers is uncertain and difficult to predict. Slower growth in the semiconductor and systems markets, such as postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, a reduced number of design starts, reduction of design and test budgets or continued consolidation among our customers would harm our business and financial condition.

The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, networking, server and high-end consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business. For example, the U.S. economy, including the semiconductor industry, is currently experiencing a slowdown, which may negatively impact our business and operating results as the number of design starts by current and potential customers decline. If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $68.9 million as of September 30, 2003. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $10.3 million for the nine months ended September 30, 2003, $8.5 million for the year ended December 31, 2002 and $6.3 million for the year ended December 31, 2001. At September 30, 2003, we had an accumulated deficit of approximately $68.9 million. We expect our future revenues to be impacted by current market and customer conditions, and we expect to continue to commit substantial investment in our research and development projects and to continue to invest in our service operations to support our business development activities. Because we expect to continue to invest in business development, our expenditures could continue to outpace growth in our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

The accounting rules we are required to follow require us to recognize revenues only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenues and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenue and/or earnings estimates even though total orders fall short of our plan, due to revenues produced by deferred revenues. Orders for software support and consulting services yield revenues over multiple quarters, often rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenues in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenues for products to be used over multiple years.

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

The semiconductor and systems industries are extremely competitive and characterized by rapidly changing technology. The market for embedded test solutions is still evolving, and we expect competition to become more intense in the future. Our current principal competitors in the design phase of product development include:

•	electronic design automation providers such as Cadence Design Systems, Inc., Mentor Graphics Corporation and Synopsys, Inc., all of which offer basic built-in self-test capability;

•	smaller test tool providers;

•	potential customers that develop test solutions internally; and

•	integrated device manufacturers, such as International Business Machines Corporation, that use their own test solutions in chips manufactured for and sold to others.

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

We derive a significant portion of our revenues from a relatively small number of customers. Six customers accounted for approximately 34% of total revenues for the nine months ended September 30, 2003, of which no customers accounted for more than 10% of total revenues. 11 customers accounted for approximately 54% of total revenues for the year ended December 31, 2002, of which two customers accounted for approximately 12% and 10% of total revenues, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our revenues in the future. As a result, we must obtain orders from new significant customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

In June 2002, we introduced our first hardware product, the LogicVision Validator. From the fourth quarter of 2002 to September 30, 2003, we shipped an aggregate of five units. We rely on an independent subcontractor to manufacture this product for us. Because our other products are delivered in the form of software, we do not have experience in managing the manufacturing and service support for hardware products. If we are unable to accurately predict market demand for the

LogicVision Validator, manage lead times in the procurement process and develop and maintain appropriate inventory controls, we may experience shortages or excess inventory. Shortages could result in lost sales opportunities and customers, and excess inventory could become obsolete, resulting in inventory write-offs which would negatively affect our financial results. In addition, we may need to customize our product to meet specifications of our customers outside of the United States.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted and proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

We have experienced difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our business. In particular, our strategy for encouraging the adoption of our technology requires that we employ highly skilled applications engineers to work with our customers. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

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

In any dispute involving our patents or other intellectual property, our licensees could also become the target of litigation. This could trigger technical support and indemnification obligations in some of our license agreements which could result in substantial expenses. In addition to the time and expense required for us to support or indemnify our licensees, any such litigation could severely disrupt or shut down the business of our licensees, which in turn could hurt our relations with our customers and cause our revenues to decrease.

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

We sell our products and services through a distributors and sales representatives in India, Israel, Korea and Taiwan. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Establishing alternative distribution channels in any of these markets could consume substantial time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

International revenues accounted for 21% of our total revenues for the nine months ended September 30, 2003 and 21% of our total revenues for the year ended December 31, 2002. In addition to our international sales, we have operations in Canada, Japan and India. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

•	our ability to adapt our products to foreign design methods and practices;

•	cultural differences in the conduct of business;

•	difficulty in attracting qualified personnel;

•	managing foreign branch offices and subsidiaries;

•	longer payment cycles for and greater difficulty collecting accounts receivable;

•	the uncertainty of international orders due to typically lengthy international selling cycles;

•	unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	political, economic, health or military conditions associated with current worldwide conflicts and events.

As we increase our direct selling activities in Japan, a portion of our international revenues may be denominated in Japanese yen, which is subject to exposure from movements in foreign currency exchange rates. In addition, some of our international revenues are denominated in U.S. dollars, creating a risk that fluctuation in currency exchange rates will make our prices uncompetitive. To the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and overall results of operations and business and financial condition.

Our historical growth has placed a significant strain on our management systems and resources, and if we fail to manage this growth and are unable to effectively control our costs and implement our business strategies, our business will be harmed.

Our ability to license and sell our products and manage our business successfully in an evolving market requires an effective planning and management process. Our historical growth, international expansion in Japan and India and acquisition of certain assets and customer contracts from our Japanese distributor have placed, and are expected to continue to place, a significant strain on our resources and increased demands on our management information and reporting systems, financial and management controls and personnel. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. We may not be able to develop the internal capabilities or collaborative relationships required to manage future growth and expansion or to support future operations. If we are unable to manage growth effectively, our revenues could decline.

We may be unable to consummate future potential acquisitions or investments or successfully integrate acquired businesses or investments or foreign operations with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

Our establishment of wholly owned subsidiaries in India and Japan requires significant management attention, which could distract our management from day to day operations and could disrupt our business.

In December 2002, we completed the transfer of all designated customer contracts from our then Japanese distributor to our Japanese subsidiary, and we continue to transition our customer relationships to our Japanese subsidiary. If we fail to successfully transition the remaining customer relationships to our Japanese subsidiary, the revenues and operating results of our combined company could decline. To realize the benefits of this transaction, we must successfully integrate our Japanese subsidiary into our existing operations despite differences in culture, language and legal environments. In addition, because we do not have the same experience and relationships as our former distributor in Japan, we may not succeed in our efforts to develop a direct sales presence in Japan, and the cost of these efforts may be significant. If our customers are uncertain about our ability to operate on a combined basis or about developing a more direct relationship with us, they could delay or cancel orders for our products.

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

We believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	the costs and timing of expansion of product development efforts and the success of these development efforts;

•	the costs and timing of expansion of sales and marketing activities;

•	the extent of international operations;

•	the extent to which our existing and new products gain market acceptance;

•	the need to adapt to changing technologies and technical requirements;

•	competing technological and marketing developments;

•	the costs involved in maintaining and enforcing patent claims and other intellectual property rights;

•	the level and timing of license and service revenues;

•	the existence of opportunities for expansion and for acquisitions of, investments in, complementary businesses, technologies or product lines; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues has been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, an increasing portion of our revenues may be denominated in the Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results has not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At September 30, 2003, we had short-term U.S. government securities and long-term U.S. government securities of $9.0 million and $14.2 million, respectively.

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

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Amendment dated August 26, 2003 to Loan Agreement between Comerica Bank-California and LogicVision, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K.

On July 21, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003

LOGICVISION, INC. (Registrant)

By:	/s/ Vinod K. Agarwal

Vinod K. Agarwal
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bruce M. Jaffe
Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
10.1		Amendment dated August 26, 2003 to Loan Agreement between Comerica Bank-California and LogicVision, Inc.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.