Form 10-Q
period 2004-03-31
LOGICVISION INC
filed 2004-05-13
CIK 1041418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166964 (I.R.S. Employer Identification Number)

25 Metro Drive, Third Floor San Jose, California 95110 (Address of principal executive offices)

Telephone: (408) 453-0146 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At April 30, 2004, 15,994,665 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 12,564	$ 15,475
Short-term investments	3,751	3,782
Accounts receivable, net	1,125	2,756
Prepaid expenses and other current assets	1,300	1,251

Total current assets	18,740	23,264
Property and equipment, net	897	922
Marketable securities	13,620	11,801
Other long-term assets, net	515	508

Total assets	$ 33,772	$ 36,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 230	$ 754
Accrued liabilities	1,632	1,389
Deferred revenue	5,136	5,482

Total current liabilities	6,998	7,625
Deferred revenue	1,349	1,719

Total liabilities	8,347	9,344

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 15,990,962 shares at March 31, 2004
and 15,775,779 shares at December 31, 2003	2	2
Additional paid-in capital	98,227	97,759
Deferred stock-based compensation	(82)	(132)
Accumulated other comprehensive income	116	135
Accumulated deficit	(72,838)	(70,613)

Total stockholders’ equity	25,425	27,151

Total liabilities and stockholders’ equity	$ 33,772	$ 36,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data)

	Three Months Ended March 31,
Revenues:	2004	2003
License	$ 1,149	$ 1,200
Product	138	—
Service	933	1,209

Total revenues	2,220	2,409

Cost of revenues:
License	52	32
Product	59	—
Service	542	792

Total cost of revenues	653	824

Gross profit	1,567	1,585

Operating expenses:
Research and development	1,247	1,199
Sales and marketing	1,417	2,524
General and administrative	1,208	1,013

Total operating expenses	3,872	4,736

Loss from operations	(2,305)	(3,151)
Interest and other income	98	196

Loss before provision for income taxes	(2,207)	(2,955)
Provision for income taxes	18	11

Net loss	$(2,225)	$(2,966)

Net loss per common share, basic and diluted	$ (0.14)	$ (0.19)

Weighted average number of shares outstanding, basic and diluted	15,901	15,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,225)	$(2,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	546
Amortization of deferred stock-based compensation	43	206
Changes in operating assets and liabilities:
Accounts receivable, net	1,631	(680)
Prepaid expenses and other current assets	(49)	(65)
Other long-term assets	(7)	(43)
Accounts payable	(555)	(696)
Deferred revenue	(716)	87
Accrued liabilities	274	1

Net cash used in operating activities	(1,453)	(3,610)

Cash flows from investing activities:
Purchase of marketable securities	(1,819)	—
Purchase of short-term investments	--	(1,996)
Purchase of property and equipment	(123)	(142)
Proceeds from sales of marketable securities	31	5,991

Net cash provided by (used in) investing activities	(1,911)	3,853

Cash flows from financing activities:
Proceeds from issuance of common stock	475	174
Repayment of short-term debt	—	(500)

Net cash provided by (used in) financing activities	475	(326)

Effect of exchange rate on cash	(22)	5

Net decrease in cash and cash equivalents	(2,911)	(78)
Cash and cash equivalents, beginning of period	15,475	16,179

Cash and cash equivalents, end of period	$ 12,564	$ 16,101

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2003 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Certain items previously presented in specific financial statement captions have been reclassified to conform with the first quarter presentation for 2004.

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

	March 31, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$ 928	$ 1,942
Money market funds	4,964	203
Commercial paper	2,422	—
U.S. government agency notes	4,250	13,330

Total cash and cash equivalents	$12,564	$15,475

Short-term investments:
Certificates of deposit	$ 600	$ —
Commercial paper	863	—
U.S. government agency notes	2,288	3,782

Total short-term investments	$ 3,751	$ 3,782

Marketable securities:
U.S. government agency notes	$13,620	$11,801

Note 4. Loan Agreement

The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at March 31, 2004. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2005. There were no borrowings outstanding at March 31, 2004 and the Company was in compliance with all the operating and reporting covenants under the Agreement.

Note 5. Commitments and Contingencies

Lease obligations

At March 31 2004, total future obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 398
2005	415
2006	349
2007	332
2008	282
Thereafter	364

$2,140

The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2004 were $2.1 million.

Off-balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of March 31, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2004. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6. Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three months ended March 31, 2004, two customers accounted for 21% and 20% of its revenues, respectively. In the three months ended March 31, 2003, three customers accounted for 13%, 10% and 10% of its revenues, respectively.

At March 31, 2004, four customers accounted for 35%, 12%, 12% and 11% of net accounts receivable, respectively. At December 31, 2003, two customers accounted for approximately 64% and 24% of net accounts receivable, respectively.

Note 7. Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2004 and 2003 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator - Basic and Diluted
Net loss	$(2,225)	$(2,966)

Denominator - Basic and Diluted
Common stock outstanding	15,901	15,292

Basic and Diluted net loss per share	$ (0.14)	$ (0.19)

Options and warrants to purchase an aggregate of 4.7 million shares of common stock were outstanding at March 31, 2004, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months then ended.

Note 8. Comprehensive Loss

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

For the three months ended March 31, 2004 and 2003, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(2,225)	$(2,966)
Other comprehensive income -
Cumulative translation adjustment	(19)	5

Comprehensive loss	$(2,244)	$(2,961)

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,225)	$(2,966)
Add: Stock-based compensation expense included in reported net loss	42	206

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards granted	(923)	(820)

Pro forma net loss	$(3,106)	$(3,580)

Loss per share:
Basic and diluted - as reported	$(0.14)	$(0.19)

Basic and diluted - pro forma	$(0.20)	$(0.23)

The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected average life of option	3.25 years	4 years
Risk-free interest rate	2.46%	2.40%
Expected dividends	—	—
Expected volatility	2.83	1.79

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months ended March 31, 2004, the Company did not have any stock-based compensation expenses related to stock options granted to consultants. For the three months ended March 31, 2003, the stock-based compensation expenses related to stock options granted to consultants were not material.

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

The following is a summary of the Company’s revenues by geographic operations (in thousands):.

	Three Months Ended March 31,
Net revenues:	2004	2003
United States	$1,585	$1,881
Japan	524	420
Others	111	108

	$2,220	$2,409

The following is a summary of the Company’s long-lived assets (in thousands):.

	March 31, 2004	December 31, 2003
United States	$499	$515
India	201	210
Canada	98	87
Japan	96	106
Others	3	4

	$897	$922

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, including licenses of our intellectual property, software and product, technology development and design contracts and postcontract customer support, the features and benefits of our products, customer demand, our growth strategy, our focus on larger orders with major customers, our business development efforts, expansion of our technologies and products, including by investment or acquisition, our ability to attract customers and establish license agreements, expectations regarding competition, our ability to attract and retain qualified personnel, our foreign currency risk strategy and the impact of recent accounting pronouncements, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We derive our revenues from three primary sources: license revenues, comprised of fees associated with the licensing of software; product revenues, from the sale of hardware products; and service revenues, from maintenance, consulting and training services. Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met. Payments received in advance of revenues being recognized are presented as deferred revenue.

License revenues. We have three license types:

• Subscription licenses - subscription licenses include software licenses and maintenance for a specific time period, generally three years or less. Maintenance is bundled into the license agreement for the term of the license and is not charged separately. Since vendor-specific objective evidence, or VSOE, of fair value does not exist for each element of the arrangement, revenues from subscription licenses are recognized ratably over the license term commencing upon the effective date of the license, if delivery and other revenue recognition criteria are met.
• Term licenses - term licenses include software licenses for a specific time period, generally three to five years. Revenues associated with term licenses are recognized on the effective date of the license, if delivery and other revenue recognition criteria are met. Maintenance agreements for term licenses are sold separately for a specified period and may continue to be renewed for the balance of the license term.

• Perpetual licenses - perpetual licenses consist of software licensed on a perpetual basis. Revenues associated with perpetual licenses are recognized on the effective date of the license, if delivery has occurred and other revenue recognition criteria are met. We no longer offer this type of license.

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

Deferred revenue. Deferred revenue consists primarily of maintenance and support services under maintenance contracts and unearned license revenues. Deferred revenue represents the excess of amounts invoiced or received over the revenue recognized. Deferred revenue fluctuates at each period end in accordance with the mix of contracts.

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

  Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended March 31,
	2004	2003
Revenues:
License	51.8%	49.8%
Product	6.2	0.0
Service	42.0	50.2

Total revenues	100.0	100.0

Cost of revenues:
License	2.3	1.3
Product	2.7	0.0
Service	24.4	32.9

Total cost of revenues	29.4	34.2

Gross profit	70.6	65.8

Operating expenses:
Research and development	56.2	49.7
Sales and marketing	63.8	104.7
General and administrative	54.4	42.1
Total operating expenses	174.4	196.5

Loss from operations	(103.8)	(130.7)
Interest and other income	4.4	8.1

Income (loss) before provision for income taxes	(99.4)	(122.6)
Provision for income taxes	0.8	0.5

Net income (loss)	(100.2)%	(123.1)%

Revenues

Total revenues were $2.2 million in the first quarter of 2004, a $0.2 million or 7.8% decrease from $2.4 million in the first quarter of 2003. The decrease in total revenues was primarily attributable to a decrease in service revenues of $0.3 million, partially offset by an increase in product revenues of $0.1 million. The decrease in service revenues was primarily due to decreased customer support revenues.

Cost of Revenues

Total cost of revenues decreased 20.8% in the first quarter of 2004, as compared to the first quarter of 2003. Total cost of revenues were $0.7 million in the first quarter of 2004, compared to $0.8 million in the first quarter of 2003. The decrease was primarily due to a decrease in cost of maintenance and support resulting from decreased use of outside services of $0.3 million, partially offset by cost of product revenues of $0.1 million.

Research and Development

Research and development expenses were $1.2 million for both the first quarter of 2004 and 2003.

Sales and Marketing

Sales and marketing expenses decreased $1.1 million or 43.9% in the first quarter of 2004, as compared to the first quarter of 2003. Sales and marketing expenses were $1.4 million in the first quarter of 2004, compared to $2.5 million for the same period in the prior year. The decrease was primarily due to a decrease in compensation and other headcount related expenses of $0.7 million resulting from reductions in headcount, a decrease in amortization of covenant not to compete of $0.3 million and a decrease in stock-based compensation expense of $0.1 million.

General and Administrative

General and administrative expenses increased $0.2 million or 19.2% in the first quarter of 2004, as compared to the first quarter of 2003. General and administrative expenses were $1.2 million in the first quarter of 2004, compared to $1.0 million for the same period in the prior year. The increase was primarily due to an increase in compensation of $0.2 million resulting from increased headcount.

Interest Income

Interest income of $0.1 million decreased 50% in the first quarter of 2004, as compared to the first quarter of 2003. The decrease was due to lower investment balances and lower interest rates.

Income Taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the first quarter of 2004 and 2003, we recorded income tax provisions of $18,000 and $11,000, respectively, primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes. As of December 31, 2003, we had federal and California net operating loss carryforwards of approximately $53.5 million and $22 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2004, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents, short-term investments and marketable securities of $29.9 million and working capital of $11.7 million.

Net cash used in operating activities was $1.5 million and $3.6 million in the first quarter of 2004 and 2003, respectively. Net cash used in operating activities in the first quarter of 2004 was primarily due to a net loss of $2.2 million, a decrease in accounts receivable of $1.6 million, and a decrease in accounts payable of $0.6 million, partially offset by non-cash charges relating to depreciation and amortization of $0.2 million, a decrease in deferred revenue of $0.7 million, and an increase in other accrued liabilities of $0.3 million. Net cash used in operating activities in the first quarter of 2003 was primarily due to a net loss of $3.0 million, an increase in accounts receivable of $0.7 million, a decrease in accounts payable of $0.7 million and an increase in deferred revenue of $0.1 million, partially offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.5 million and $0.2 million, respectively and an increase in prepaid and other current expenses of $0.1 million.

Net cash used in investing activities was $1.9 million in the first quarter of 2004 and net cash provided by investing activities was $3.9 million in the first quarter of 2003. Net cash used in investing activities in the first quarter of 2004 was primarily due to the purchase of marketable securities of $1.8 million and the purchase of property and equipment of $0.1 million. Net cash provided by investing activities for the first quarter of 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $6.0 million, partially offset by purchase of short-term investments of $2.0 million and the purchase of property and equipment of $0.1 million.

Net cash provided by financing activities was $0.5 million for the first quarter of 2004 and net cash used in financing activities was $0.3 million for the first quarter of 2003. Net cash provided by financing activities for the first quarter of 2004 was primarily due to the proceeds from the employee stock purchase plan and exercises of employee stock options. Net cash used in financing activities for the first quarter of 2003 was primarily due to repayment of a bank loan of $0.5 million, partially offset by proceeds of $0.2 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options.

We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at March 31, 2004. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. No amount was outstanding under this agreement at March 31, 2004, and the agreement expires on January 31, 2005. At March 31, 2004, we were in compliance with all the operating and reporting covenants under the loan agreement.

We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months.

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

Contractual Obligations and Other Commercial Commitments

At March 31 2004, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 398
2005	415
2006	349
2007	332
2008	282
Thereafter	364

$2,140

We rent office facilities under noncancelable operating leases which expire through March 2010. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2004 were $2.1 million.

Off-balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of March 31, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of March 31, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

We have a history of losses and an accumulated deficit of approximately $72.8 million as of March 31, 2004. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $2.2 million for the three months ended March 31, 2004, $12.0 million for the year ended December 31, 2003 and $8.5 million for the year ended December 31, 2002. At March 31, 2004, we had an accumulated deficit of approximately $72.8 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for 21% and 20%, respectively, of total revenues in the first quarter of 2004. Five customers accounted for approximately 39% of total revenues in 2003, of which two customers accounted for 15% and 11%, respectively. Our sales and marketing efforts are focused on larger customers; as a result, we anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on software revenue recognition and stock-based compensation, may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

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

For example, any changes requiring that we record an expense for employee stock options using the fair value method or changes in existing taxation rules relating to stock options could have a significant negative effect on our reported results. The Financial Accounting Standards Board, or FASB, has announced, and several agencies and entities are considering, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. Such a requirement would negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results.

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

We offer our products and services for sale through distributors and sales representatives in India, Korea and Taiwan. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. During 2003, we appointed a new distributor in Taiwan and a new sales representative in Korea. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with us at any time with limited prior notice. Growing our relationship with these new distributors or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

International revenues accounted for 29% of our total revenues for the year ended March 31, 2004 and 19% of our total revenues for the year ended December 31, 2003. In addition to our international sales, we have operations in Canada, Japan and India. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

As we increase our direct selling activities in Japan, a portion of our international revenues is denominated in Japanese yen, which is subject to exposure from movements in foreign currency exchange rates. In addition, some of our international revenues are denominated in U.S. dollars, creating a risk that fluctuation in currency exchange rates will make our prices uncompetitive. To the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and overall results of operations and business and financial condition.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At March 31, 2004, we had short-term U.S. government securities and long-term U.S. government securities of $2.3 million and $13.6 million, respectively and short-term commercial paper and certificates of deposits of $1.5 million.

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

PART II — OTHER INFORMATION

ITEM: 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Amended and Restated 2000 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K.

On February 17, 2004, the Company filed a Current Report on Form 8-K announcing under item 5 the date of its 2004 Annual Meeting of Stockholders.

On January 26, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the fourth quarter of 2003 and full year 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2004

LOGICVISION, INC. (Registrant)

By:	/s/ James T. Healy James T. Healy President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Bruce M. Jaffe Bruce M. Jaffe Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amended and Restated 2000 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

