Form 10-Q
period 2004-07-30
LOGICVISION INC
filed 2004-08-12
CIK 1041418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

At July 30, 2004, 16,094,087 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 8,071	$ 15,475
Short-term investments	10,074	3,782
Accounts receivable, net	2,722	2,756
Prepaid expenses and other current assets	1,035	1,251

Total current assets	21,902	23,264
Property and equipment, net	1,023	922
Marketable securities	10,570	11,801
Other long-term assets, net	500	508

Total assets	$ 33,995	$ 36,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 460	$ 754
Accrued liabilities	2,069	1,389
Deferred revenue	6,203	5,482

Total current liabilities	8,732	7,625
Non-current deferred revenue	1,920	1,719

Total liabilities	10,652	9,344

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 15,997,667 shares at June 30, 2004 and 15,775,779 shares at December 31, 2003	2	2
Additional paid-in capital	98,246	97,759
Deferred stock-based compensation	(39)	(132)
Accumulated other comprehensive income	98	135
Accumulated deficit	(74,964)	(70,613)

Total stockholders' equity	23,343	27,151

Total liabilities and stockholders' equity	$ 33,995	$ 36,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$ 1,300	$ 405	$ 2,449	$ 1,579
Service	1,082	956	2,015	2,165
Product	71	39	209	65

Total revenues	2,453	1,400	4,673	3,809

Cost of revenues:
License	42	54	94	86
Service	744	697	1,286	1,489
Product	108	21	167	21

Total cost of revenues	894	772	1,547	1,596

Gross profit	1,559	628	3,126	2,213

Operating expenses:
Research and development	1,192	1,238	2,439	2,437
Sales and marketing	1,421	2,445	2,838	4,969
General and administrative	1,178	1,072	2,386	2,085

Total operating expenses	3,791	4,755	7,663	9,491

Loss from operations	(2,232)	(4,127)	(4,537)	(7,278)
Interest and other income, net	120	175	218	371

Loss before provision for income taxes	(2,112)	(3,952)	(4,319)	(6,907)
Provision for income taxes	14	71	32	82

Net loss	$ (2,126)	$ (4,023)	$ (4,351)	$ (6,989)

Net loss per common share, basic and diluted	$ (0.13)	$ (0.26)	$ (0.27)	$ (0.46)

Weighted average number of shares outstanding, basic and diluted	15,995	15,391	15,949	15,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (4,351)	$ (6,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	1,109
Amortization of deferred stock-based compensation	85	437
Changes in operating assets and liabilities:
Accounts receivable, net	33	236
Prepaid expenses and other current assets	217	240
Other long-term assets	8	(27)
Accounts payable	(294)	(737)
Deferred revenue	923	(94)
Accrued liabilities	680	(86)

Net cash used in operating activities	(2,379)	(5,911)

Cash flows from investing activities:
Purchase of marketable securities	(3,036)	(1,000)
Purchase of short-term investments	(2,845)	(5,001)
Purchase of property and equipment	(422)	(330)
Proceeds from sales of marketable securities	821	8,490

Net cash provided by (used in) investing activities	(5,482)	2,159

Cash flows from financing activities:
Proceeds from issuance of common stock	494	210
Repayment of short-term debt	—	(1,500)

Net cash provided by (used in) financing activities	494	(1,290)

Effect of exchange rate on cash	(37)	31

Net decrease in cash and cash equivalents	(7,404)	(5,011)
Cash and cash equivalents, beginning of period	15,475	16,179

Cash and cash equivalents, end of period	$ 8,071	$ 11,168

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

The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2003 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

Certain items previously presented in specific financial statement captions have been reclassified to conform with the current presentation for 2004.

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

Note 2. Recently Issued Accounting Standards

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and expect that the adoption will not have a material impact on our results of operations or financial condition.

On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

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

	June 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$ 1,849	$ 1,942
Money market funds	3,149	203
Commercial paper	1,323	—
U.S. government agency notes	1,750	13,330

Total cash and cash equivalents	$ 8,071	$ 15,475

Short-term investments:
U.S. government agency notes	$ 7,500	$ 3,782
Certificates of deposit	1,500	—
Commercial paper	1,074	—

Total short-term investments	$ 10,074	$ 3,782

Marketable securities:
U.S. government agency notes	$ 10,570	$ 11,801

Note 4. Loan Agreement

The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at June 30, 2004. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2005. There were no borrowings outstanding at June 30, 2004, and the Company was in compliance with all the operating and reporting covenants under the Agreement.

Note 5. Commitments and Contingencies

Lease obligations

At June 30, 2004, total future obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 284
2005	454
2006	379
2007	294
2008	302
Thereafter	389

$2,102

Rent expense for the three months and six months ended June 30, 2004 was $209,000 and $478,000, respectively. Rent expense for the three months and six months ended June 30, 2003 was $292,000 and $596,000, respectively.

The Company and its subsidiaries in Canada, India and Japan rent office facilities under non-cancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

Off-balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of June 30, 2004.

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

Warranties

The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6. Concentration of Credit Risk

The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Two customers accounted for 21% and 17% of its revenues in the three months ended June 30, 2004 and two customers accounted for 21% and 18% of its revenues in the six months ended June 30, 2004. In the three and six months ended June 30, 2003, no customer accounted for more than 10% of its revenues.

At June 30, 2004, four customers accounted for 24%, 18%, 18% and 11% of net accounts receivable, respectively. At December 31, 2003, two customers accounted for approximately 64% and 24% of net accounts receivable, respectively.

Note 7. Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months and six months ended June 30, 2004 and 2003 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator — Basic and Diluted
Net loss	$ (2,126)	$ (4,023)	$ (4,351)	$ (6,989)

Denominator — Basic and Diluted
Weighted average common stock outstanding	15,995	15,391	15,949	15,342

Basic and diluted net loss per share	$ (0.13)	$ (0.26)	$ (0.27)	$ (0.46)

Options and warrants to purchase an aggregate of 4.6 million shares of common stock were outstanding at June 30, 2004, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months and six months then ended.

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

For the three months and six months ended June 30, 2004 and 2003, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$ (2,126)	$ (4,023)	$ (4,351)	$ (6,989)

Other comprehensive income —
Cumulative translation adjustment	(19)	26	(37)	31

Comprehensive loss	$ (2,145)	$ (3,997)	$ (4,388)	$ (6,958)

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$ (2,126)	$ (4,023)	$ (4,351)	$ (6,989)

Add: Stock-based compensation expense included in reported net loss	43	231	85	437

Deduct: Total stock-based compensation expense determinedunder fair value based method for all awards granted	(879)	(893)	(1,802)	(1,713)

Pro forma net loss	$ (2,962)	$ (4,685)	$ (6,068)	$ (8,265)

Loss per share:
Basic and diluted — as reported	$ (0.13)	$ (0.26)	$ (0.27)	$ (0.46)

Basic and diluted — pro forma	$ (0.19)	$ (0.30)	$ (0.38)	$ (0.54)

The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected average life of option	4 years	4 years	3.35 years	4 years
Risk-free interest rate	3.38%	1.26%	2.56%	2.44%
Expected dividends	—	—	—	—
Expected volatility	2.95	1.53	2.85	2.40

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months and six months ended June 30, 2004, the Company did not have any stock-based compensation expenses related to stock options granted to consultants. For the three months and six months ended June 30, 2003, the stock-based compensation expenses related to stock options granted to consultants were $48,000 and $53,000, respectively.

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

The following is a summary of the Company’s revenues by geographic operations (in thousands):

Net revenues:	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
United States	$ 1,936	$ 1,144	$ 3,521	$ 2,995
Japan	483	178	1,007	604
Other	34	78	145	210

	$ 2,453	$ 1,400	$ 4,673	$ 3,809

The following is a summary of the Company’s long-lived assets (in thousands):

	June 30, 2004	December 31, 2003
United States	$ 661	$ 515
India	180	210
Canada	93	87
Japan	87	106
Others	2	4

	$ 1,023	$ 922

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding expenses, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, the features and benefits of our products, customer demand, our growth strategy, our reliance on a limited number of customers, our business development efforts, expansion of our technologies and products, including by investment or acquisition, our ability to attract customers and establish license agreements, expectations regarding competition, our ability to attract and retain qualified personnel and our foreign currency risk strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to a limited number of customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Service revenues. We recognize maintenance revenue ratably over the maintenance period. Customers generally renew maintenance agreements for term and perpetual licenses annually. We allocate a portion of the subscription license revenue to maintenance revenue using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

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

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, inventory, income taxes, long-term service contracts, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

We record inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including sales forecasts, estimated product end of life dates and estimated current and future market value. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value.

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

Results of Operations

Cost of Revenues

Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, and royalties paid to third party vendors. Cost of product revenues consists of product material and labor costs and inventory reserves. Cost of service revenues consists of compensation and related costs and third party consultant costs associated with providing postcontract customer support and consulting services.

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

The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	53.0%	28.9%	52.4%	41.5%
Service	44.1	68.3	43.1	56.8
Product	2.9	2.8	4.5	1.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.7	3.9	2.0	2.3
Service	30.3	49.8	27.5	39.1
Product	4.4	1.5	3.6	0.5

Total cost of revenues	36.4	55.2	33.1	41.9

Gross profit	63.6	44.8	66.9	58.1

Operating expenses:
Research and development	48.6	88.4	52.2	64.0
Sales and marketing	57.9	174.6	60.7	130.5
General and administrative	48.0	76.6	51.1	54.7

Total operating expenses	154.5	339.6	164.0	249.2

Loss from operations	(90.9)	(294.8)	(97.1)	(191.1)
Interest and other income, net	4.9	12.5	4.7	9.8

Loss before provision for income taxes	(86.0)	(282.3)	(92.4)	(181.3)
Provision for income taxes	0.6	5.1	0.7	2.2

Net loss	(86.6)%	(287.4)%	(93.1)%	(183.5)%

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Revenues

Total revenues were $2.5 million in the second quarter of 2004, a $1.1 million or 75.2% increase from $1.4 million in the second quarter of 2003. The increase in total revenues was primarily attributable to an increase in license revenues of $0.9 million resulting from subscription orders and an increase in service revenues of $0.1 million, primarily from professional services.

Cost of revenues

Total cost of revenues increased 15.8% in the second quarter of 2004, as compared to the second quarter of 2003. Total cost of revenues was $0.9 million in the second quarter of 2004, compared to $0.8 million in the second quarter of 2003. The increase was primarily due to increased cost of professional services and an increase in product costs resulting from an inventory reserve.

Research and development

Research and development expenses were $1.2 million for both the second quarter of 2004 and 2003. Research and development expenses are expected to increase in absolute terms as we continue to invest in the automation and enhancement of our product offering.

Sales and marketing

Sales and marketing expenses decreased $1.0 million or 41.9% in the second quarter of 2004, as compared to the second quarter of 2003. Sales and marketing expenses were $1.4 million in the second quarter of 2004, compared to $2.4 million for the same period in the prior year. The decrease was primarily due to a decrease of $0.5 million in compensation and other headcount related expenses, a decrease in amortization of covenant not to compete of $0.3 million, a decrease in trade show related expense of $0.1 million and a decrease in stock-based compensation expense of $0.1 million.

General and administrative

General and administrative expenses increased $0.1 million or 9.9% in the second quarter of 2004, as compared to the second quarter of 2003. General and administrative expenses were $1.2 million in the second quarter of 2004, compared to $1.1 million for the same period in the prior year. The increase was primarily due to an increase in compensation of $0.1 million resulting from increased headcount.

Interest and other income

Interest income of $0.1 million decreased 31.4% in the second quarter of 2004, as compared to the second quarter of 2003. The decrease was primarily due to lower investment balances and lower interest rates.

Income taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the second quarter of 2004 and 2003, we recorded income tax provisions of $14,000 and $71,000, respectively, primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes. As of December 31, 2003, we had federal and California net operating loss carryforwards of approximately $53.5 million and $22 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2004, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Revenues

Total revenues were $4.7 million in the first six months of 2004, a $0.9 million or 22.7% increase from $3.8 million in the first six months of 2003. The increase in total revenues was primarily attributable to an increase in license revenues resulting from subscription orders and an increase in service revenues of $0.1 million, primarily from professional services.

Cost of revenues

Total cost of revenues decreased 3.1% in the first six months of 2004, as compared to the first six months of 2003. Total cost of revenues was $1.5 million in the first six months of 2004, compared to $1.6 million in the first six months of 2003. The decrease was primarily due to a decrease of $0.2 million in service costs, offset by an increase of $0.1 million in product costs resulting from an inventory reserve.

Research and development

Research and development expenses were $2.4 million for the first six months of both 2004 and 2003.

Sales and marketing

Sales and marketing expenses decreased $2.1 million or 42.9% in the first six months of 2004, as compared to the first six months of 2003. Sales and marketing expenses were $2.8 million in the first six months of 2004, compared to $5.0 million for the same period in the prior year. The decrease was primarily due to a decrease in compensation and other headcount related expenses of $1.1 million resulting from reductions in headcount, a decrease in amortization of covenant not to compete of $0.6 million, a decrease in stock-based compensation expense of $0.2 million, a decrease in depreciation expense of $0.2 million and a decrease in trade show related expenses of $0.1 million.

General and administrative

General and administrative expenses increased $0.3 million or 14.4% in the first six months of 2004, as compared to the first six months of 2003. General and administrative expenses were $2.4 million in the first six months of 2004, compared to $2.1 million for the same period in the prior year. The increase was primarily due to an increase in compensation of $0.3 million resulting from increased headcount.

Interest and other income

Interest and other income of $0.2 million decreased 41.0% in the first six months of 2004, as compared to the first six months of 2003. Interest and other income was $0.2 million in the first six months of 2004, compared to $0.4 million for the same period in the prior year. The decrease was primarily due to lower investment balances and lower interest rates.

Income taxes

Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the first six months of 2004 and 2003, we recorded income tax provisions of $32,000 and $82,000, respectively, primarily related to state and foreign taxes.

Liquidity and Capital Resources

At June 30, 2004, we had cash and cash equivalents, short-term investments and marketable securities of $28.7 million and working capital of $13.2 million.

Net cash used in operating activities was $2.4 million and $5.9 million in the first six months of 2004 and 2003, respectively. Net cash used in operating activities for the six months ended June 30, 2004 was primarily due to a net loss of $4.4 million and a decrease in accounts payable of $0.3 million, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.3 million and $0.1 million, respectively; an increase in deferred revenue of $0.9 million, an increase in other accrued liabilities of $0.7 million, and a decrease in prepaid expenses and other current assets of $0.2 million. Net cash used in operating activities for the six months ended June 30, 2003 was primarily due to a net loss of $7.0 million; a decrease in accounts payable of $0.7 million due to timing of payments to suppliers in order to optimize discounts and payment periods, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $1.1 million and $0.4 million, respectively; a decrease in accounts receivable of $0.2 million; and a decrease in prepaid expenses and other current assets of $0.2 million.

Net cash used in investing activities was $5.5 million for the six months ended June 30, 2004 and net cash provided by investing activities was $2.2 million for the six months ended June 30, 2003. Net cash used in investing activities for the six months ended June 30, 2004 was primarily due to the purchase of marketable securities and short-term investments of $5.9 million and the purchase of property and equipment of $0.4 million, partly offset by proceeds from the maturity of marketable securities of $0.8 million. Net cash provided by investing activities for the six months ended June 30, 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $8.5 million, partly offset by the purchase of short-term investments and marketable securities of $5.0 million and $1.0 million, respectively, and the purchase of property and equipment of $0.3 million.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2004 and net cash used in financing activities was $1.3 million for the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily due to the proceeds from the employee stock purchase plan and the issuance of common stock pursuant to exercises of employee stock options. Net cash used in financing activities for the six months ended June 30, 2003 was primarily due to repayments of a bank loan of $1.5 million, offset by proceeds of $0.2 million received from the employee stock purchase plan purchases and the issuance of common stock pursuant to exercises of employee stock options.

We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.0% at June 30, 2004. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. No amount was outstanding under this agreement at June 30, 2004, and the agreement expires on January 31, 2005. At June 30, 2004, we were in compliance with all the operating and reporting covenants under the loan agreement.

We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months.

We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of consulting and software services to facilitate the automation and enhancement of our product offering and expansion of our product development efforts, the costs and timing of expansion of sales and marketing and customer support activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Contractual Obligations and Other Commercial Commitments

At June 30, 2004, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 284
2005	454
2006	379
2007	294
2008	302
Thereafter	389

$2,102

We rent office facilities under noncancelable operating leases which expire through March 2010. We are responsible for certain maintenance costs, taxes and insurance under the respective leases.

Off-balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of June 30, 2004.

We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

Warranties

We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of June 30, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

We have a history of losses and an accumulated deficit of approximately $75.0 million as of June 30, 2004. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

We have incurred significant net losses since our inception, including losses of $4.4 million for the six months ended June 30, 2004, $12.0 million for the year ended December 31, 2003 and $8.5 million for the year ended December 31, 2002. At June 30, 2004, we had an accumulated deficit of approximately $75.0 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in product and business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

Fluctuations in our revenues and operating results may be caused by:
•	timing, terms and conditions of customer agreements;
•	timing and acceptance of new technologies, product releases or enhancements by us, our competitors or our customers;
•	timing and completion of milestones under customer agreements;
•	changes in our and our customers’ development schedules and levels of expenditures on research and development;
•	industry patterns and changes or cyclical and seasonal fluctuations in the markets we target;
•	customers placing orders at the end of the quarter;
•	timing of sales commission expenses and the recognition of license revenues from related customer agreements;
•	the mix of our license and services revenues; and

•	market and general economic conditions.

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

Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, LTX Corporation, and Teradyne, Inc. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology. Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for 21% and 18%, respectively, of total revenues for the six months ended June 30, 2004. Five customers accounted for approximately 39% of total revenues in 2003, of which two customers accounted for 15% and 11%, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

If we are unable to successfully manage the service support for our hardware product, our reputation and our operating results could be harmed.

The LogicVision Validator is our hardware product. Because our other products are delivered in the form of software, our customer support service personnel may experience difficulties in responding to customer needs, and we may be required to obtain third-party assistance, either directly or in the form of further training for our existing support personnel. Delays in customer service could result in rejection of our product and loss of customer confidence. Third-party assistance could be costly and divert attention of our personnel from primary support of our other products. Loss of sales, damaged reputation or increased costs could harm our revenues and profitability.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. To date, our costs to comply with these rules have not been significant, however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

Our strategy for encouraging the adoption of our technology requires that we employ highly skilled applications engineers to work with our customers. In the past, we have experienced difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our business. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

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

We offer our products and services for sale through distributors and sales representatives in India, Korea and Taiwan. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. During 2003, we appointed a new distributor in Taiwan and a new sales representative in Korea. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

International revenues accounted for 25% of our total revenues for the six months ended June 30, 2004 and 19% of our total revenues for the year ended December 31, 2003. In addition to our international sales, we have operations in Canada, Japan, UK and India. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:
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

We believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•	the level and timing of license and service revenues;
•	the costs and timing of expansion of product development efforts and the success of these development efforts;
•	the extent to which our existing and new products gain market acceptance;
•	the costs and timing of expansion of sales and marketing activities;

•	competing technological and marketing developments;
•	the extent of international operations;
•	the need to adapt to changing technologies and technical requirements;
•	the costs involved in maintaining and enforcing patent claims and other intellectual property rights;
•	the existence of opportunities for expansion and for acquisitions of, investments in, complementary businesses, technologies or product lines; and
•	access to and availability of sufficient management, technical, marketing and financial personnel.

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

Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At June 30, 2004, we had short-term U.S. government securities and long-term U.S. government securities of $7.5 million and $10.6 million, respectively and short-term commercial paper and certificates of deposits of $2.6 million.

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

PART II — OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders was held on May 13, 2004.

(b) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1)	Election of Directors.

	Votes For	Withheld
Vinod K. Agarwal	14,461,878	80,675
Richard C. Black	14,326,706	215,847
D. James Guzy	13,580,853	961,700
James T. Healy	14,471,953	70,600
Richard C. Yonker	14,446,053	96,500

(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants.

Votes For	Against	Abstain
13,585,303	956,050	1,200

ITEM: 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Amended and Restated 2000 Stock Incentive Plan

10.6.3	Third Amendment, dated as of May 7, 2004, to Lease Agreement dated August 13, 1998 by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K.

On April 26, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004

LOGICVISION, INC. (Registrant)

By:	/S/ JAMES T. HEALY

James T. Healy
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ BRUCE M. JAFFE

Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amended and Restated 2000 Stock Incentive Plan
10.6.3	Third Amendment, dated as of May 7, 2004, to Lease Agreement dated August 13, 1998 by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. §1350).
32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18U.S.C. §1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.