Form 10-Q
period 2004-09-30
LOGICVISION INC
filed 2004-11-12
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

        At October 29, 2004, 16,105,452 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$ 7,539	$15,475
Short-term investments	12,818	3,782
Accounts receivable, net	2,560	2,756
Prepaid expenses and other current assets	1,321	1,251

Total current assets	24,238	23,264
Property and equipment, net	986	922
Marketable securities	7,365	11,801
Other long-term assets, net	2,007	508

Total assets	$34,596	$36,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 2,360	$ 754
Accrued liabilities	2,238	1,389
Deferred revenue	5,496	5,482

Total current liabilities	10,094	7,625
Non-current deferred revenue	2,818	1,719

Total liabilities	12,912	9,344

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 16,094,087 shares at September 30, 2004 and 15,775,779 shares at December 31, 2003	2	2
Additional paid-in capital	98,315	97,759
Deferred stock-based compensation	(10)	(132)
Accumulated other comprehensive income	108	135
Accumulated deficit	(76,731)	(70,613)

Total stockholders’ equity	21,684	27,151

Total liabilities and stockholders’ equity	$34,596	$36,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	$1,662	$466	$ 4,111	$2,046
Service	962	950	2,977	3,115
Product	69	65	278	129

Total revenues	2,693	1,481	7,366	5,290

Cost of revenues:
License	42	58	136	144
Service	691	524	1,977	2,013
Product	99	32	266	53

Total cost of revenues	832	614	2,379	2,210

Gross profit	1,861	867	4,987	3,080

Operating expenses:
Research and development	1,220	1,089	3,659	3,526
Sales and marketing	1,530	2,149	4,368	7,118
General and administrative	980	1,082	3,366	3,167

Total operating expenses	3,730	4,320	11,393	13,811

Loss from operations	(1,869)	(3,453)	(6,406)	(10,731)
Interest and other income, net	106	152	324	523

Loss before provision for income taxes	(1,763)	(3,301)	(6,082)	(10,208)
Provision for income taxes	4	41	36	123

Net loss	$ (1,767)	$ (3,342)	$ (6,118)	$(10,331)

Net loss per common share, basic and diluted	$ (0.11)	$ (0.21)	$ (0.38)	$ (0.67)

Weighted average number of shares outstanding, basic and diluted	16,065	15,618	15,990	15,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (6,118)	$ (10,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468	1,342
Amortization of deferred stock-based compensation	39	601
Changes in operating assets and liabilities:
Accounts receivable, net	195	(2,206)
Prepaid expenses and other current assets	(69)	220
Other long-term assets	(1,499)	(57)
Accounts payable	1,606	(862)
Deferred revenue	1,114	1,836
Accrued liabilities	849	(41)

Net cash used in operating activities	(3,415)	(9,498)

Cash flows from investing activities:
Purchase of marketable securities	(3,283)	(4,301)
Purchase of short-term investments	(6,984)	(2,004)
Purchase of property and equipment	(528)	(395)
Proceeds from sales of marketable securities and short-term investments	5,667	8,490

Net cash provided by (used in) investing activities	(5,128)	1,790

Cash flows from financing activities:
Proceeds from issuance of common stock	639	698
Repayment of short-term debt	—	(1,500)

Net cash provided by (used in) financing activities	639	(802)

Effect of exchange rate on cash	(32)	17

Net decrease in cash and cash equivalents	(7,936)	(8,493)
Cash and cash equivalents, beginning of period	15,475	16,179

Cash and cash equivalents, end of period	$ 7,539	$ 7,686

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

        The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2003 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

Note 2.   Recently Issued Accounting Standards

        In June 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 establishes a common approach to evaluating other-than-temporary impairment to investments in an effort to reduce the ambiguity in impairment methodology found in APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Statement of Financial Accounting Standards “(SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which has resulted in inconsistent application. In September 2004, the FASB issued FASB Staff Position (“FSP”) No. EITF Issue 03-01-1, which deferred the effective date for the measurement and recognition guidance clarified in EITF 03-01; however, disclosure requirements have not been deferred. Disclosure requirements are effective for the Company’s next annual financial statements. While the effective date for certain elements of EITF 03-01 have been deferred, the adoption of EITF 03-01 when finalized is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

        On December 17, 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104‘s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The Company’s adoption of SAB 104 did not have a material effect on its financial position or results of operations.

Note 3.   Cash and Cash Equivalents, Short-Term Investments and Marketable Securities

        The Company considers all highly liquid investment instruments with original maturities of three months or less at the acquisition date to be cash equivalents, and investment instruments with original maturities of more than three months but less than twelve months to be short-term investments. All short-term investments and marketable securities are classified as held-to-maturity. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method. Cash and cash equivalents, short-term investments and marketable securities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents:
Cash	$ 641	$ 1,942
Money market funds	3,800	203
Commercial paper	1,298	-
U.S. government agency notes	1,800	13,330

Total cash and cash equivalents	7,539	15,475

Short-term investments:
U.S. government agency notes	11,069	3,782
Certificates of deposit	1,500	-
Commercial paper	249	-

Total short-term investments	12,818	3,782

Marketable securities:
U.S. government agency notes	7,365	11,801

Cash and Cash Equivalents, Short-Term Investments and Marketable Securities	$ 27,722	$ 31,058

Note 4.   Loan Agreement

        The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at September 30, 2004. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on January 31, 2005. There were no borrowings outstanding at September 30, 2004, and the Company was in compliance with all the operating and reporting covenants under the Agreement.

Note 5.   Commitments and Contingencies

Lease obligations

        At September 30, 2004, total future obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 146
2005	494
2006	414
2007	325
2008	302
Thereafter	389

$2,070

        Rent expense for the three months and nine months ended September 30, 2004 was $208,000 and $686,000, respectively. Rent expense for the three months and nine months ended September 30, 2003 was $280,000 and $876,000, respectively.

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

Indemnification Obligations

        The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company has no liabilities recorded for indemnification under these agreements as of September 30, 2004.

        The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

Warranties

        The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2004. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6.   Concentration of Credit Risk

        The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Three customers accounted for 19%, 16% and 13% of its revenues in the three months ended September 30, 2004 and two customers accounted for 20% and 18% of its revenues in the nine months ended September 30, 2004. In the three and nine months ended September 30, 2003, no customer accounted for more than 10% of its revenues.

        At September 30, 2004, two customers accounted for 67%, and 28% of net accounts receivable, respectively. At December 31, 2003, two customers accounted for approximately 64% and 24% of net accounts receivable, respectively.

Note 7.   Net Loss Per Share

        SFAS No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months and nine months ended September 30, 2004 and 2003 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator - Basic and Diluted
Net loss	$ (1,767)	$ (3,342)	$ (6,118)	$ (10,331)

Denominator - Basic and Diluted
Weighted average common stock outstanding	16,065	15,618	15,990	15,435

Basic and diluted net loss per share	$ (0.11)	$ (0.21)	$ (0.38)	$ (0.67)

        Options and warrants to purchase an aggregate of 4.6 million shares of common stock were outstanding at September 30, 2004, and were excluded from the computation of diluted shares because of their antidilutive effect on loss per share for the three months and nine months then ended.

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

        For the three months and nine months ended September 30, 2004 and 2003, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$ (1,767)	$ (3,342)	$ (6,118)	$ (10,331)

Other comprehensive income -
Cumulative translation adjustment	10	10	(27)	41

Comprehensive loss	$ (1,757)	$ (3,332)	$ (6,145)	$ (10,290)

Note 9.   Deferred Stock-Based Compensation

        The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

        Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,767)	$(3,342)	$(6,118)	$(10,331)
Add: Stock-based compensation
expense included in reported
net loss	(46)	164	39	601
Deduct: Total stock-based
compensation expense determined
under fair value based method
for all awards granted	(787)	(499)	(2,589)	(2,212)

Pro forma net loss	$(2,600)	$(3,677)	$(8,668)	$(11,942)

Loss per share:
Basic and diluted – as reported	$ (0.11)	$ (0.21)	$ (0.38)	$ (0.67)

Basic and diluted – pro forma	$ (0.16)	$ (0.24)	$ (0.54)	$ (0.77)

        The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected average life of option	4.4years	4 years	3.6years	4 years
Risk-free interest rate	3.55%	3.72%	2.78%	2.64%
Expected dividends	—	—	—	—
Expected volatility	2.88	2.09	2.85	2.07

        These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

        Stock-based compensation expense related to stock options granted to consultants is recognized as earned using the multiple option method. At each reporting date, the Company re-values the unvested portion of the option using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of the Company’s common stock fluctuates. For the three months and nine months ended September 30, 2004, the Company did not have any stock-based compensation expenses related to stock options granted to consultants. For the three months and nine months ended September 30, 2003, the stock-based compensation expenses related to stock options granted to consultants were $87,000 and $140,000, respectively.

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

        The following is a summary of the Company’s revenues by geographic operations (in thousands):

Net revenues:	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
United States	$ 2,080	$ 1,041	$ 5,601	$ 4,037
Japan	555	324	1,562	928
Other	58	116	203	325

	$ 2,693	$ 1,481	$ 7,366	$ 5,290

        The following is a summary of the Company’s long-lived assets (in thousands):

	September 30, 2004	December 31, 2003
United States	$ 644	$ 515
India	156	210
Canada	111	87
Japan	74	106
Others	1	4

	$ 986	$ 922

Note 11.   Subsequent Event

        In November 2004, the Company completed the acquisition of SiVerion, Inc. (“SiVerion”) for a total purchase price of $7.4 million. At the closing, the Company paid $1.4 million in cash and issued 2 million shares of the Company’s common stock valued at $3.4 million to SiVerion’s stockholders and paid $600,000 to certain debtholders. The purchase price also includes a contingent payment of up to $2 million in cash payable on November 5, 2006 if the average closing price of the Company’s common stock for the 10 trading days immediately prior thereto is less than $3.00, in exchange for all of SiVerion’s outstanding capital stock. SiVerion’s software products aggregate and analyze data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

        Upon closing, SiVerion became a business unit of the Company, retained all of its employees, and continued its operations in Arizona. One of SiVerion’s directors, who was also a beneficial owner of approximately 34% of SiVerion’s capital stock, has joined the Company’s board of directors.

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

        When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our expectations regarding expenses, our estimates regarding our cash resources, the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, sources of revenue and anticipated revenues, the features and benefits of our products, customer demand, our growth strategy, our reliance on a limited number of customers, our business development efforts, expansion of our technologies and products, including by investment or acquisition, our ability to attract customers and establish license agreements, expectations regarding competition, our ability to attract and retain qualified personnel and our foreign currency risk strategy, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the seasonality of the buying patterns of our customers, the concentration of sales to a limited number of customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the matters discussed in “Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        We derive our revenues from three primary sources: license revenues, comprised of fees associated with the licensing of software; service revenues, from maintenance, consulting and training services; and product revenues, from the sale of hardware products. Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met. Payments received in advance of revenues being recognized are presented as deferred revenue.

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

       Operating Expenses

        Research and development expenses consist primarily of compensation and related costs for personnel and consulting expenses. All research and development costs are expensed as incurred.

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

        The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	61.7%	31.5%	55.8%	38.7%
Service	35.7	64.1	40.4	58.9
Product	2.6	4.4	3.8	2.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
License	1.6	3.9	1.8	2.7
Service	25.7	35.4	26.8	38.1
Product	3.7	2.2	3.6	1.0

Total cost of revenues	31.0	41.5	32.2	41.8

Gross profit	69.0	58.5 .	67.8	58.2

Operating expenses:
Research and development	45.3	73.5	49.7	66.7
Sales and marketing	56.8	145.1	59.3	134.6
General and administrative	36.4	73.1	45.7	59.9

Total operating expenses	138.5	291.7	154.7	261.2
Loss from operations	(69.5)	(233.2)	(86.9)	(203.0)
Interest and other income, net	3.9	10.3	4.4	9.9

Loss before provision for income taxes	(65.6)	(222.9)	(82.5)	(193.1)
Provision for income taxes	0.1	2.8	0.5	2.3

Net loss	(65.7)%	(225.7)%	(83.0)%	(195.4)%

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Revenues

        Total revenues were $2.7 million in the third quarter of 2004, a $1.2 million or 81.8% increase from $1.5 million in the third quarter of 2003. The increase in total revenues was primarily attributable to an increase in license revenues resulting from new subscription license orders received from customers.

Cost of revenues

        Total cost of revenues increased 35.5% in the third quarter of 2004, as compared to the third quarter of 2003. Total cost of revenues was $0.8 million in the third quarter of 2004, compared to $0.6 million in the third quarter of 2003. The increase was primarily due to increased cost of professional services, primarily post-sales customer support, and an increase in product costs resulting from an inventory reserve.

Research and development

        Research and development expenses were $1.2 million or 45.3% of revenues for the third quarter of 2004, a slight increase as compared to $1.1 million or 73.5% of revenue for the same period in the prior year. The increase was due to higher costs of licensed software. The decrease in research and development expenses as a percentage of total revenue was due to the increase in revenue. Research and development expenses are expected to increase in absolute terms as we continue to invest in the automation and enhancement of our product offering.

Sales and marketing

        Sales and marketing expenses decreased $0.6 million or 28.8% in the third quarter of 2004, as compared to the third quarter of 2003. Sales and marketing expenses were $1.5 million in the third quarter of 2004, compared to $2.1 million for the same period in the prior year. The decrease was due to lower compensation and other personnel expenses resulting from reductions in headcount, office expenses, amortization of covenant not to compete, trade show expense and stock-based compensation expense.

General and administrative

        General and administrative expenses decreased $0.1 million or 9.4% in the third quarter of 2004, as compared to the third quarter of 2003. General and administrative expenses were $1.0 million in the third quarter of 2004, compared to $1.1 million for the same period in the prior year. The decrease was primarily due to lower office expenses.

Interest and other income

        Interest income of $0.1 million decreased 30.3% in the third quarter of 2004, as compared to the third quarter of 2003. The decrease was primarily due to lower investment balances and lower interest rates.

Income taxes

        Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the third quarter of 2004 and 2003, we recorded income tax provisions of $4,000 and $41,000, respectively, primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2003, we incurred net losses for federal and state tax purposes. As of December 31, 2003, we had federal and California net operating loss carryforwards of approximately $53.5 million and $22 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2004, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Revenues

        Total revenues were $7.4 million in the first nine months of 2004, a $2.1 million or 39.2% increase from $5.3 million in the first nine months of 2003. The increase in total revenues was primarily attributable to an increase in license revenues resulting from subscription orders and an increase in revenues from product sales.

Cost of revenues

        Total cost of revenues increased $0.2 million or 7.6% in the first nine months of 2004, as compared to the first nine months of 2003. Total cost of revenues was $2.4 million in the first nine months of 2004, compared to $2.2 million in the first nine months of 2003. The increase was primarily due to increases in product costs and the establishment of an inventory reserve.

Research and development

        Research and development expenses increased $0.2 million or 3.8% in the first nine months of 2004, as compared to the first nine months of 2003. Research and development expenses were $3.7 million in the first nine months of 2004, compared to $3.5 million for the same period in the prior year. The increase was primarily due to an increase in compensation and personnel expenses.

Sales and marketing

        Sales and marketing expenses decreased $2.7 million or 38.6% in the first nine months of 2004, as compared to the first nine months of 2003. Sales and marketing expenses were $4.4 million in the first nine months of 2004, compared to $7.1 million for the same period in the prior year. The decrease was primarily due to lower compensation and other personnel expenses of $1.0 million resulting from reductions in headcount, lower amortization of a covenant not to compete of $0.7 million, lower stock-based compensation expense of $0.3 million, lower office expenses of $0.3 million, lower depreciation expense of $0.2 million, and lower trade show expenses of $0.2 million.

General and administrative

        General and administrative expenses increased $0.2 million or 6.3% in the first nine months of 2004, as compared to the first nine months of 2003. General and administrative expenses were $3.4 million in the first nine months of 2004, compared to $3.2 million for the same period in the prior year. The increase was primarily due to higher personnel costs of $0.4 million resulting from increased headcount and higher business consulting expense of $0.2 million, partially offset by decreases in office expenses of $0.3 million and stock-based compensation expense of $0.1 million.

Interest and other income

        Interest and other income decreased $0.2 million or 38.0% in the first nine months of 2004, as compared to the first nine months of 2003. Interest and other income was $0.3 million in the first nine months of 2004, compared to $0.5 million for the same period in the prior year. The decrease was primarily due to lower investment balances and lower interest rates.

Income taxes

        Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. For the first nine months of 2004 and 2003, we recorded income tax provisions of $36,000 and $123,000, respectively, primarily related to state and foreign taxes.

Liquidity and Capital Resources

        At September 30, 2004, we had cash and cash equivalents, short-term investments and marketable securities of $27.7 million and working capital of $14.1 million.

        Net cash used in operating activities was $3.4 million and $9.5 million in the first nine months of 2004 and 2003, respectively. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily due to a net loss of $6.1 million; an increase in other long-term assets of $1.5 million resulting from a prepaid license fee for technology incorporated in our LV 2004(TM) product and an increase in prepaid expenses of $0.1 million; partly offset by an increase in accounts payable of $1.6 million; an increase in deferred revenue of $1.1 million, an increase in other accrued liabilities of $0.9 million; an increase in non-cash charges relating to depreciation and amortization of $0.5 million and a decrease in accounts receivable of $0.2 million. Net cash used in operating activities for the nine months ended September 30, 2003 was primarily due to a net loss of $10.3 million; an increase in accounts receivable of $2.2 million; a decrease in accounts payable of $0.9 million due to timing of payments to suppliers in order to optimize discounts and payment periods, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $1.3 million and $0.6 million, respectively; and a decrease in prepaid and other current expenses of $0.2 million and an increase in deferred revenue of $1.8 million.

        Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2004 and net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 was due to the purchase of marketable securities and short-term investments of $3.3 million and $7.0 million, respectively, and the purchase of property and equipment of $0.5 million, partly offset by proceeds from the maturity of marketable securities of $5.7 million. Net cash provided by investing activities for the nine months ended September 30, 2003 was primarily due to the proceeds from sales and maturity of marketable securities of $8.5 million, partly offset by purchases of short-term investments and marketable securities of $4.3 million and $2.0 million, respectively, and the purchase of property and equipment of $0.4 million.

        Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2004 and net cash used in financing activities was $0.8 million for the nine months ended September 30, 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily due to the proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options. Net cash used in financing activities for the nine months ended September 30, 2003 was primarily due to repayments of a bank loan of $1.5 million, offset by net proceeds of $0.7 million received from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options.

        We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 4.75% at September 30, 2004. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us.

No amount was outstanding under this agreement at September 30, 2004, and the agreement expires on January 31, 2005. At September 30, 2004, we were in compliance with all the operating and reporting covenants under the loan agreement; however, because it is probable that we will not be in compliance with an operating covenant at the end of 2004, we will be required to renegotiate the loan or request a waiver of the operating covenant as of December 31, 2004 in order to continue to have the ability to borrow under the agreement.

        We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. We expect our cash resources before any borrowings to decrease in the short term due to cash resources required for working capital, cash paid in connection with our November 2004 acquisition of SiVerion, Inc., and to fund operating cash flows.

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

Contractual Obligations and Other Commercial Commitments

        At September 30, 2004, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases
2004	$ 146
2005	494
2006	414
2007	325
2008	302
Thereafter	389

$2,070

        We rent office facilities under noncancelable operating leases which expire through March 2010. We are responsible for certain maintenance costs, taxes and insurance under the respective leases.

Off-balance Sheet Arrangements

        The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

        We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of September 30, 2004.

        We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

Warranties

        We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of September 30, 2004. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

        To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot assure you that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;
•	our existing and potential customers may react to declines in demand for semiconductors by curtailing or delaying new initiatives for new complex semiconductors or by extending the approval process for new projects, thereby lengthening our sales cycles;
•	potential customers may not be willing to accept the perceived delays in the early design stages associated with implementing embedded test technology in order to achieve potential time and cost savings at later stages of silicon debugging and production testing;
•	potential customers may have concerns over the reliability of embedded testing methods relative to existing test methods;
•	our current and potential customers may not accept or embrace our recently released LV2004TM integrated family of products; and
•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

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

We have a history of losses and an accumulated deficit of approximately $76.7 million as of September 30, 2004. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

        We have incurred significant net losses since our inception, including losses of $6.1 million for the nine months ended September 30, 2004, $12.0 million for the year ended December 31, 2003 and $8.5 million for the year ended December 31, 2002. At September 30, 2004, we had an accumulated deficit of approximately $76.7 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in product and business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

        Fluctuations in our revenues and operating results may be caused by:

•	timing, terms and conditions of customer agreements;
•	customers placing orders at the end of the quarter;
•	the mix of our license and services revenues;
•	timing of sales commission expenses and the recognition of license revenues from related customer agreements;
•	changes in our and our customers’ development schedules and levels of expenditures on research and development;
•	industry patterns and changes or cyclical and seasonal fluctuations in the markets we target;
•	timing and completion of milestones under customer agreements;

•	timing and acceptance of new technologies, product releases or enhancements by us, our competitors or our customers; and
•	market and general economic conditions.

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

        The semiconductor and systems industries are extremely competitive and characterized by rapidly changing technology. The market for embedded test solutions is still evolving, and we expect competition to become more intense in the future. Our current principal competitors in the design phase of product development include:

•	electronic design automation providers such as Cadence Design Systems, Inc., Magma Design Automation, Inc., Mentor Graphics Corporation and Synopsys, Inc., all of which offer basic built-in self-test capability;
•	smaller test tool providers;
•	potential customers that develop test solutions internally; and
•	integrated device manufacturers, such as International Business Machines Corporation, that use their own test solutions in chips manufactured for and sold to others.

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

        We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for 20% and 18%, respectively, of total revenues for the nine months ended September 30, 2004. Five customers accounted for approximately 39% of total revenues in 2003, of which two customers accounted for 15% and 11%, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

        Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants. In order to comply with these new rules, we may have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which are likely to increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

        Our strategy for encouraging the adoption of our technology requires that we employ highly skilled engineers to develop our products and work with our customers. In the past, we have experienced difficulty in hiring and retaining highly skilled engineers with appropriate qualifications to support our business. As a result, our future success depends in part on our ability to identify, attract, retain and motivate qualified engineering personnel. Competition for qualified engineers is intense, especially in the Silicon Valley where our headquarters are located. If we lose the services of a significant number of our engineers and we cannot hire and integrate additional engineers, it could disrupt our ability to develop our products and implement our business strategy.

We may be unable to replace the technical, sales, marketing and managerial contributions of key individuals.

        We depend on our senior executives, and our research and development, sales and marketing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees, and we only maintain a key person life insurance policy on our Chairman. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed. We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of any executives or new personnel could disrupt our ongoing operations.

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

        Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. We may need to take legal action to enforce our proprietary rights in the future. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively

Any dispute involving our patents or other intellectual property could include our industry partners and customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

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

        We offer our products and services for sale through distributors and sales representatives in India, Korea, Taiwan and Germany. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. During 2004, we appointed a new distributor in Germany. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

        International revenues accounted for 24% of our total revenues for the nine months ended September 30, 2004 and 19% of our total revenues for the year ended December 31, 2003. In addition to our international sales, we have operations in Canada, Japan, UK and India. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

        We intend to continue to expand the range of our proprietary technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. For example, we recently completed the acquisition of SiVerion, Inc. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. Our recent acquisition of SiVerion, Inc. and any future acquisitions may involve risks such as the following:

•	we may be unable to complete the development and application of the acquired technology or products or integrate the technology or products with our own;
•	we may not achieve the anticipated benefits of the acquisitions;
•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;
•	we may be unable to retain key employees, such as management, technical or sales personnel, of the acquired businesses;
•	we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, which could be further affected by the acquired businesses not being located near our existing sites, such as SiVerion in Arizona;
•	we may be exposed to unknown liabilities of acquired companies;
•	we may experience difficulties in establishing and maintaining uniform standards, controls, procedures and policies;
•	our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses;
•	we may incur amortization or impairment expenses if an acquisition results in significant goodwill or other intangible assets; or
•	our stockholders may be diluted if we pay for the acquisition with equity securities.

        These factors could disrupt our ongoing business, distract our management and employees and increase our expenses or otherwise harm our operating results.

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

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of September 30, 2004, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

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

        Short-term investments and long-term investments are classified as held-to-maturity and the cost of securities sold is based on the specific identification method. At September 30, 2004, we had short-term U.S. government securities and long-term U.S. government securities of $11.1 million and $7.4 million, respectively and short-term commercial paper and certificates of deposits of $1.7 million.

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

PART II — OTHER INFORMATION

ITEM: 6   EXHIBITS

Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: November 12, 2004

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