Form 10-K
period 2004-12-31
LOGICVISION INC
filed 2005-03-18
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Metro Drive, Third Floor San Jose, California 95110	(408) 453-0146
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on June 30, 2004) was approximately $31.8 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 28, 2005, there were 18,528,384 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders to be held on May 19, 2005.

LOGICVISION, INC.

TABLE OF CONTENTS

2004 FORM 10-K

PART I

Item 1.     Business

          When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future revenues, sources of revenues and expenses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our critical accounting policies and estimates, our patent applications and licensed technology, our efforts to protect intellectual property, the adequacy of our facilities, expectations regarding dividends, our efforts to enter into technology development contracts and develop relationships with industry partners, the expected benefits of those contracts and relationships, our ability to attract customers, establish license agreements and obtain orders, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the possibility that orders could be cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

          We are a yield learning company in the semiconductor design-for-manufacturing, or DFM, sector.  Our proprietary technologies for embedded test and diagnostics enable the more efficient design and manufacture of complex semiconductor devices.  Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle.  The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, medical products, networking and wireless communications devices, computers and satellite systems.

          Our solution also allows testing of integrated circuits after they have been assembled onto boards and systems, enabling diagnostic test throughout the semiconductor’s life cycle. Our analysis software aggregates and analyzes data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.  Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market and manufacturing yield issues.

          We believe our products can reduce system software complexity, reduce a customer’s time-to-market, reduce semiconductor manufacturing and test costs, provide for yield learning, improve time-to-yield and result in less field returns.  The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers and smaller.  A nanometer is one billionth of a meter.

          We incorporated as LV Software in July 1992 in California and engaged principally in research and development activities through 1994. We first generated meaningful commercial revenues from the license of our initial embedded test product in 1995. In June 1996, we changed our corporate name to LogicVision, Inc. We reincorporated in Delaware in September 2000.   In November 2004, we acquired SiVerion, Inc.  SiVerion’s software product aggregates and analyzes data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

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

     Design phase

          Our embedded test technology is incorporated into integrated circuits in the form of user-configurable circuit structures that provide four functions:

•	access management—necessary scan chains, shared isolation collars, boundary scan and test points to enable access to any point within complex designs;

•	timing management—proprietary functionality for clock skew management, multiple cycle paths and multiple frequencies;

•	test data generation and analysis—proprietary functionality created for each design block to algorithmically generate circuit test and analyze circuit test data; and

•	external control—standard IEEE 1149.1 and IEEE 1149.6 compliant test access ports for access and control of all embedded test circuits.

     Manufacturing phase

          Because our embedded test circuits are incorporated in semiconductor designs, they are manufactured as part of the semiconductor devices. When the prototypes of a new integrated circuit return from fabrication for debug and characterization, our embedded test circuits and embedded test manufacturing software can be used to accelerate this process and allow lower cost equipment to be utilized, including the LogicVision Validator. Our embedded test circuit structures and embedded test manufacturing software also facilitate at-speed test during wafer probe and allow lower-cost test equipment to be used at wafer probe. Semiconductor devices that pass wafer probe test are then packaged, and our embedded testers and embedded test manufacturing software are used again during final test. Our embedded test circuits are designed to be activated with simple external test signals applied through the industry standard IEEE 1149.1 and IEEE 1149.6 test access ports. Our parametric analysis software aggregates and analyzes data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

          Test Development Functions.    Using our technology, the bulk of the patterns applied to test the integrated circuit are created on-chip, with only minimal external control needed to achieve a pass-fail test. Our embedded test design and manufacturing software provides the engineer with the ability to easily create pass-fail test patterns, and then optimize them for speed, execution time, accuracy, power and results.

          Debug and Diagnostic Functions.    Our embedded test provides a number of debug and diagnostic modes to facilitate debug, diagnosis and datalogging. These are leveraged using our embedded test manufacturing software.

     Implementation technologies

          We have developed several technologies to facilitate the mainstream design and manufacturing use of embedded test technology. These include:

•	design automation algorithms and implementation for embedded test;

•	hierarchical isolation, access and assembly technologies;

•	embedded test design verification technologies;

•	high-performance circuit fault simulation algorithms and automation technologies;

•	capture-by-domain for multiple-clock timing;

•	at-speed, multi-frequency, multi-clock logic embedded test technology;

•	fault-insertion technology for system diagnostics;

•	at-speed, embedded and external memory test technologies;

•	at-speed interconnect test technology;

•	test and measurement technologies for embedded phase-locked-loops;

•	manufacturing automation for simplified access and control of embedded test circuits on test equipment;

•	accurate real-time identification of open connection lines between interconnects on a circuit;

•	analysis algorithms to facilitate the identification of parametric yield limiters;

•	signoff process and handoff database for robust transfer of embedded test information to manufacturing; and

•	parametric and input/output test technology to facilitate multi-site and reduced pin-count test, debug and datalogging.

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

     Design Software products

          We provide a suite of highly integrated embedded test design software products for embedded test implementation on application specific integrated circuits, or ASIC, and SOC designs. We provide design software that automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics. Our software creates and integrates our proprietary circuits with the existing design circuits to address these requirements. It also assists with the timing analysis and simulation processes necessary for proper verification, by providing timing analysis scripts and simulation test benches.

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

     Product offerings

          We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles under the product family name LV2004TM with the product sub-families named icBISTTM, ETATM and SiVisionTM.

          The icBIST product sub-family consists of embedded test intellectual property and corresponding design automation software that provide embedded test solutions for different components of an ASIC or SOC design.  The individual embedded test products within this sub-family and their underlying capabilities are described below.

Products	Applications

IC Memory BIST	•	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality.
	•	Supports single and multiport memory such as SRAMs, DRAMs and ROMs.
	•	Supports any size memory manufacturable in given technology.
	•	Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.

Logic BIST	•	Provides intellectual property for at-speed, multi-frequency logic self-test and scan test functionality.
	•	Includes intellectual property for direct test access and isolation of legacy cores.
	•	Automates analysis, generation, assembly and verification of logic test intellectual property.
	•	Supports high-speed multiple clock domains, including those in excess of 100 megahertz, pipelining and multi-cycle paths.

Embedded Logic Test	•	Embedded test intellectual property for hierarchical, at-speed, embedded logic core test functionality.
	•	Automates a complete, hierarchical methodology for system-on-a-chip design and test.
	•	Supports design partitioning and core reuse for concurrent engineering.
	•	Facilitates transportable embedded test for functional block re-use.

IC Memory BIST with BIRA (Built-In Repair Analysis)	•	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality.
	•	Includes redundancy analysis for repairability of memories.
	•	Supports single and multiport SRAMs, DRAMs and ROMs.
	•	Supports any size memory manufacturable in given technology.
	•	Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.

PLL BIST	•	Embedded test intellectual property for accurate, specification-driven test of phase-locked-loop functionality.
	•	Automates generation, assembly and verification of embedded test circuitry for phase-locked-loops.
	•	Supports measurement-based tests of jitter, loop-gain and lock-range specifications.
	•	Measurement resolution to 0.125 of a gate delay.

Programmable IC Memory BIST	•	Provides intellectual property for runtime programmable, at-speed, memory embedded test functionality.
	•	Supports large, embedded DRAMs and high density, embedded SRAMs.
	•	Supports both standard and user-proprietary memory test algorithms.
	•	Usable during memory debug/characterization and go/no-go manufacturing test.

Programmable External Memory Test	•	Provides intellectual property for runtime programmable, high-speed, board-level memory module test functionality.
	•	Supports timing and algorithms for use with SRAMs, DRAMs, SDRAMs and others.
	•	Automates generation, assembly and verification of programmable external memory embedded test controller.
	•	Includes manufacturing tools for system-level test and diagnosis of board-level memories.

          The ETA product sub-family consists of hardware and software products for use with third party test platforms that enable faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon incorporating LogicVision’s embedded test IP. The individual products within this sub-family and their underlying capabilities are described below.

Products	Applications

ETA Comprehensive	•	Provides intellectual property for facilitating interactive debug of integrated circuits by leveraging the embedded test capabilities that were added to the design.
	•	Supports interactive pass-fail testing and debug of the I/O, memory, logic and phase-locked loops, or PLLs, in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

ETA Memory	•	Provides intellectual property for facilitating interactive debug of integrated circuits by leveraging the embedded test capabilities that were added to the design.
	•	Supports interactive pass-fail testing and debug of only the memory in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

ETA Assembly	•	Provides intellectual property for facilitating interactive debug of boards and systems by leveraging the embedded test capabilities that were added to the chips within the boards or system.
	•	Supports interactive pass-fail testing and limited debug of boards and systems
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady board level automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype boards and systems.

LogicVision Validator	•	Bundles a rack of low-cost test equipment with ETA Comprehensive or ETA Memory to facilitate the interactive debug of integrated circuits.
	•	Supports interactive test and debug of the I/O, memory, logic and PLLs in the design
	•	Automates the creation, modification and application of test and debug patterns.
	•	Integrates equipment for computing, power supplies and clock generation.
	•	Provides a complete debug platform that reduces time-to-market for prototype integrated circuits.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The underlying capabilities of the product are described below.

Products		Applications

SiVision	•	Automatically loads parametric data pertaining to the semiconductor manufacturing process and test results into a context-aware database.
	•	Determines parametric yields across the range of manufacturing and operating conditions.
	•	Provides data analysis capabilities to help identify the causality of parametric yield issues.
	•	Automatically mines the data based on pre-built rules and algorithms to identify potential parametric yield limiters.

Services

          Maintenance.    We assist our customers with telephone and on-line support, bug fixes and upgrade privileges on a when and if available basis.

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

Customers

          We license our proprietary technologies and software products to companies in key markets within the semiconductor, semiconductor diagnostics and systems industries. Our customers include application specific integrated circuit or system-on-a-chip designers in systems companies, fabless companies and integrated device manufacturers. Customers accounting for more than 10 percent of revenue are as follows:

	Year Ended December 31,

	2004	2003	2002

Customer A	20%	5%	12%
Customer B	17%	4%	2%
Customer C	3%	11%	9%
Customer D	2%	15%	10%

Timing of Orders

          Our past operating results have been, and we expect that our future operating results will be, subject to fluctuations due to a number of factors, including unpredictability of the buying patterns of our customers, the concentration of orders with large customers, dependence upon capital spending budgets and fluctuations in general economic conditions.

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

          As of December 31, 2004 our engineering team comprised 42 employees, 22 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into four development groups, each focusing on one of these four areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

•	Integrated Circuit Design—Our integrated circuit design team focuses on the overall embedded test intellectual property architecture and its implementation and verification.

•	Design Software—Our design software team focuses on developing the software that analyzes, generates, assembles, and verifies an integrated circuit design with embedded test.

•	Manufacturing Software—Our manufacturing software team focuses on developing software for enabling test and diagnostic in manufacturing.

•	Analysis Software—Our analysis software team focuses on developing software to analyze integrated circuit test and foundry data to identify and diagnose yield issues

          In addition to the four development groups, we have product engineering teams focused on software builds and release, documentation and quality assurance.

          Research and development expenses were $5.1 million, $5.0 million, and $5.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Sales and Marketing

          The majority of our revenues are generated by our direct sales force.  In the United States, we have sales and service offices in Tempe, Arizona; Boston, Massachusetts; Dallas, Texas; and San Jose, California.  Internationally we have sales and service offices in Japan and India, while sales in other countries are handled by distributors or independent sales representatives in China, Germany, Korea and Taiwan.  Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements in Item 8.  Sales personnel consist of sales representatives who are responsible for all business aspects of the customer relationship and application engineers who manage the technical pre-sales as well as the post-sales customer support issues.  As of December 31, 2004, we had 44 employees involved in sales, marketing, application engineering and customer service.

          The main goal of our sales force is to work with major systems, consumer electronics and semiconductor companies who have the expertise to implement our technology today.  We focus on leading companies because they are influential in setting standards.  We focus on developing customer relationships with companies in the areas of networking and wireless communications, medical products, computer servers and graphics, and consumer electronics.  Additionally, as systems companies use our technology, they often require their component suppliers to supply semiconductors with our embedded test technology already designed-in for their system use.  In this way we are able to create both push and pull demand for our technology.

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

          Sales and marketing expenses were $6.1 million, $9.6 million, and $10.8 million during the years ended December 31, 2004, 2003 and 2002, respectively.

Intellectual Property

          We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2004, our intellectual property portfolio consisted of 38 issued U.S. patents, three allowed U.S. patent applications, 24 pending U.S. patent applications, 10 issued Canadian patents, 11 pending Canadian patent applications, six pending Patent Cooperation Treaty patent applications, and six pending Japanese patent applications.  Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2022. Our portfolio also includes two patents for testing embedded memories and digital systems which are licensed from Nortel Networks and for which we have completed royalty payments. Nevertheless, our license agreement with Nortel may be terminated if we materially violate the terms of the agreement, if a competitor of Nortel acquires a significant percentage of our common stock without first obtaining Nortel’s consent or if we bring patent infringement proceedings against Nortel under any patent embodied in, or acquired as a result of access to, the technology we license from Nortel. Our patents, and the Nortel patents we license, cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

          The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. There are numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation.  Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others.  Litigation could cause us to incur significant expenses, harm our sales of the challenged technologies or products and divert the efforts of our technical and management personnel, whether or not a court decides in our favor.  From time to time third parties may notify us of intellectual property infringement claims. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual property rights. However, we cannot be sure that third parties will offer licenses to us on acceptable terms or at all.

          If we fail to obtain a license from a third party for proprietary technologies that we use, or receive an adverse result in any litigation, we could incur substantial liabilities, or be compelled to suspend sales of our products or our use of processes requiring the technologies or expend significant resources to develop or acquire non-infringing technology. We may not be successful in the development or acquisition of intellectual property.   To date, we have had no such litigation matters concerning intellectual property.

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

     Design

          In the design phase of product development, we face competition from traditional broad line electronic design automation providers such as Cadence Design Systems, Inc., Magma Design Automation Inc., Mentor Graphics Corporation and Synopsys, Inc. and from smaller test tool providers.  These companies provide competing design-for-test technologies and some level of built-in self-test capability.  We also face competition from methodologies developed internally at large integrated device manufacturers, systems companies and electronic design automation providers.

     Manufacturing

          Because embedded test has the potential to impact the external test market, we believe traditional hardware tester manufacturers such as Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, Inovys Corporation, LTX Corporation and Teradyne, Inc. all view embedded test and LogicVision as competition. Many of these companies are devoting significant resources to developing external solutions to testing complex integrated circuits, including working closely with some of our current and potential customers. Their efforts may result in the development of solutions that compete with our embedded test solution.  In addition, all of the tester manufacturers above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.

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

Employees

          As of December 31, 2004, we employed 102 full time employees worldwide of which 56 employees were located in the United States, 20 employees were located in Canada, 17 employees were located in India and 9 employees were located in Asia and Europe. This included 44 in sales and marketing, 42 in research and development, and 16 in finance and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Item 2.    Properties

          Our principal executive offices are located in San Jose, California, where we lease approximately 18,000 square feet.  We believe that these offices will be adequate to meet our requirements for the next 12 months. We have research and development offices in Montreal and Ottawa, Canada, and Tempe, Arizona. We have domestic sales and service offices in Franklin, Massachusetts; and Irving, Texas. In addition, we have an international sales and service office in Tokyo, Japan, a customer service office in London, the United Kingdom, and an engineering and service office in Bangalore, India.

Item 3.    Legal Proceedings

          We are not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Registrant

          The following table sets forth information regarding our executive officers as of December 31, 2004:

Name	Age	Position

Vinod K. Agarwal	52	Chairman of the Board, Chief Strategist and Secretary
James T. Healy	64	President, Chief Executive Officer and a director
Bruce M. Jaffe	60	Vice President of Finance and Chief Financial Officer
Ronald H. Mabry	57	Vice President of Marketing and Business Development
George B. Swan	45	Vice President of Engineering

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

          Bruce M. Jaffe has served as our Vice President of Finance and Chief Financial Officer since April 2003.  Since 1999, Mr. Jaffe has served as a director of Pemstar, Inc. and, since 2000 as a director of Metron Technology N.V. During 2003-2004, he also served as a director of Southwall Technologies Inc.  From 1997 to 1999, Mr. Jaffe was Senior Vice President and Chief Financial Officer of Bell Microproducts Inc., a distributor of computer products, storage devices and electronic components.  From 1967 to 1996, Mr. Jaffe was employed by Bell Industries Inc., a distributor of electronic components, where he held several management positions, most recently as President, Chief Operating Officer and a member of the Board of Directors. Mr. Jaffe started his career as an accountant at PricewaterhouseCoopers LLP.  Mr. Jaffe holds a B.S. in Business from the University of Southern California and is a certified public accountant.  Mr. Jaffe currently serves on the Board of Advisors for the University of Southern California School of Business.

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

          George B. Swan, PhD has served as our Vice President of Product Engineering since February 2004. From December 2001 to January 2004, Dr. Swan was Vice President of Product Engineering at Barcelona Design, Inc., a provider of intellectual property for analog and mixed signal circuits.  From January 2001 to October 2001, Dr. Swan was the Vice President of Engineering at Mobileum, a developer of wireless software platforms and from 1991 to January 2001, Dr. Swan held a variety of positions at Synopsys Inc., an electronic design automation company, most recently serving as Vice President of Software Engineering.  Dr. Swan has a Ph.D. in Electronic Engineering from Robert Gordon’s University in Scotland, UK.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock, par value $0.0001 (“Common Stock”), is traded on the NASDAQ National Market (“Nasdaq”) under the symbol “LGVN.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq, as reported in its consolidated transaction reporting system.

	High	Low

2004
Fourth Quarter	$2.93	$1.59
Third Quarter	$3.00	$1.47
Second Quarter	$4.20	$2.79
First Quarter	$5.46	$3.95
2003
Fourth Quarter	$4.80	$3.25
Third Quarter	$3.55	$2.64
Second Quarter	$3.12	$1.60
First Quarter	$2.20	$1.35

          As of February 28, 2005, our Common Stock was held by 81 stockholders of record.  Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

          Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.    Selected Consolidated Financial Data

          The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2004 and 2003 and selected consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the selected consolidated statements of operations data for the years ended December 31, 2001 and 2000 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
License	$5,686	$4,740	$10,247	$12,079	$5,597
Service	4,095	3,987	5,308	5,153	3,686
Product	313	275	—	—	—

Total revenues	10,094	9,002	15,555	17,232	9,283

Cost of revenues:
License	323	186	962	803	583
Service	2,616	2,480	3,452	2,256	2,026
Product	299	100	—	—	—

Total cost of revenues	3,238	2,766	4,414	3,059	2,609

Gross profit	6,856	6,236	11,141	14,173	6,674

Operating expenses:
Research and development	5,111	4,971	5,408	5,894	5,617
Sales and marketing	6,075	9,556	10,757	11,400	9,818
General and administrative	4,386	4,279	4,490	3,258	4,529

Total operating expenses	15,572	18,806	20,655	20,552	19,964

Loss from operations	(8,716)	(12,570)	(9,514)	(6,379)	(13,290)
Interest income	383	655	1,099	366	583
Other income (expense), net	12	(11)	24	(6)	—

Loss before provision for income taxes	(8,321)	(11,926)	(8,391)	(6,019)	(12,707)
Provision for income taxes	67	89	113	124	9

Net loss	(8,388)	(12,015)	(8,504)	(6,143)	(12,716)
Accretion of redeemable convertible preferred stock	—	—	—	130	173

Net loss attributable to common stockholders	$(8,388)	$(12,015)	$(8,504)	$(6,273)	$(12,889)

Net loss per share, basic and diluted(1)	$(0.51)	$(0.78)	$(0.57)	$(1.54)	$(7.79)

Weighted average common shares, basic and diluted(1)	16,338	15,495	15,002	4,063	1,654

(1)     The diluted net loss per share computation excludes potential shares of common stock (redeemable convertible preferred stock, options to purchase common stock and warrants to purchase common stock), as their effect would be antidilutive.

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Consolidated balance sheet data
Cash and cash equivalents and short-term investments	$21,342	$19,257	$23,171	$34,496	$9,708
Marketable securities	4,960	11,801	18,390	11,984	—
Working capital	12,675	15,639	17,055	31,373	5,708
Total assets	39,243	36,495	46,525	52,732	15,170
Short-term debt	3,500	—	2,500	—	—
Total redeemable convertible preferred stock	—	—	—	—	46,071
Total stockholders’ equity (deficit)	24,808	27,151	37,795	44,240	(39,822)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

          General

          We are a yield learning company in the semiconductor design-for-manufacturing, or DFM, sector.  Our proprietary technologies for embedded test and diagnostics enable the more efficient design and manufacture of complex semiconductor devices.  Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle.  The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, medical products, networking and wireless communications devices, computers and satellite systems.

          Our solution also allows testing of integrated circuits after they have been assembled onto boards and systems, enabling diagnostic test throughout the semiconductor’s life cycle. Our analysis software aggregates and analyzes data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.  Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market and manufacturing yield issues.

          We believe our products can reduce system software complexity, reduce a customer’s time-to-market, reduce semiconductor manufacturing and test costs, provide for yield learning, improve time-to-yield and result in less field returns.  The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers and smaller.  A nanometer is one billionth of a meter.

          Our customers include application specific integrated circuit or system-on-a-chip designers in systems companies, fabless companies and integrated device manufacturers that use our technology in their application specific integrated circuits or systems-on-a-chip as part of systems development and for complex chip development and testing.  We license our intellectual property and software through our direct sales force in the United States and Japan, and through our distributors or independent sales representatives in China, Germany, Korea and Taiwan.

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

          We received new orders of $9.8 million in 2004 compared to $20.1 million in 2003.  This decrease in new orders was primarily due to the receipt of a large multi-year order in 2003.  We expect receipt of new orders to fluctuate due to the lengthy sales cycles and our dependence on large orders.  Our backlog, including deferred revenues, was $18.7 million at December 31, 2004.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized.  Due to possible customer cancellations of orders, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period.

          Acquisition

          In November 2004, we completed the acquisition of SiVerion, Inc. for a total purchase price of $7.4 million.  At the closing we paid $1.4 million in cash and issued 2 million shares of our common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debtholders.  The purchase price also includes a contingent payment of up to $2 million in cash payable on November 5, 2006 if the average closing price of our common stock for the 10 trading days immediately prior thereto is less than $3.00.  SiVerion’s software product aggregates and analyzes data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

          We have retained all of SiVerion’s employees, and continue its operations in Tempe, Arizona as a separate business unit.

Critical Accounting Policies and Estimates

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

          We derive our revenues from three primary sources: license revenues, comprised of fees associated with the licensing of software; service revenues, from maintenance and consulting and training services; and product revenues, from the sale of hardware products.  Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured.  If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met.  Payments received in advance of revenues being recognized are presented as deferred revenue.

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

          We generally recognize consulting service revenues as the services are performed.  Training revenues are recognized when the training is performed.

          Product revenues.  Our hardware products are generally sold together with a subscription license for software; therefore, we have been unable to establish VSOE for the product when sold separately.  Product revenues are generally recognized ratably over the term of the subscription license sold together with the product commencing upon delivery of the product if other revenue recognition criteria are met.

          Deferred revenue.  Deferred revenue consists primarily of unearned license revenues and maintenance and support services under maintenance contracts. Deferred revenue represents the excess of amounts invoiced or received over the revenue recognized.  Deferred revenue fluctuates at each period end based on invoice terms and the mix of contracts.

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

Goodwill impairment

          Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting unit, and determining the fair value of the reporting unit.  Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Valuation of long-lived intangible assets

          Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Accounting for Stock-Based Compensation.

          We account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard, or SFAS, No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of SFAS 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net loss would have been increased by $3.8 million, $1.7 million and $3.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.  Also see Note 2 to our Consolidated Financial Statements.

          In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123, which we have provided in Note 2 to the Consolidated Financial Statements, will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) starting from the third calendar quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income (loss) and net income (loss) per share. We are currently in the process of evaluating the extent of such impact.

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

Results of Operations

          Cost of Revenues

          Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, and royalties paid to third party vendors. Cost of service revenues consists of compensation and related costs and third-party consultant costs associated with providing postcontract customer support and consulting services.

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

          The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

	Years Ended December 31,

	2004	2003	2002

Revenues:
License	56%	53%	66%
Service	41	44	34
Product	3	3	—

Total revenues	100	100	100

Cost of revenues:
License	3	2	6
Service	26	28	22
Product	3	1

Total cost of revenues	32	31	28

Gross profit	68	69	72

Operating expenses:
Research and development	51	55	35
Sales and marketing	60	106	69
General and administrative	43	48	29

Total operating expenses	154	209	133

Loss from operations	(86)	(140)	(61)
Interest and other income	4	7	7

Loss before provision for income taxes	(82)	(133)	(54)
Provision for income taxes	1	1	1

Net loss	(83)%	(134)%	(55)%

Comparison of 2004 and 2003

     Total revenues

          Total revenues in 2004 were $10.1 million compared to $9.0 million in 2003, an increase of $1.1 million or 12%. The increase in total revenues was primarily attributable to an increase in license revenues of $1.0 million and service revenues of $0.1 million. The increase in license revenues was primarily attributable to existing customers.

          International revenues, primarily from Japan, increased to 22% of total revenues in 2004 from 20% of total revenues in 2003.

     Total cost of revenues

          Total cost of revenues in 2004 increased $0.4 million to $3.2 million or 32% of revenues, from $2.8 million or 31% of revenues in 2003. The increase was due to an increase in cost of product revenues of $0.2 million, primarily due to the establishment of an inventory reserve to reflect current market conditions for our Validator product; an increase in cost of license revenues of $0.1 million, primarily due to cost of technology incorporated in our LV2004TM product; and a $0.1 million increase in cost of service revenues.

     Research and development

          Research and development expenses increased $0.1 million to $5.1 million or 51% of revenues in 2004 from $5.0 million or 55% of revenues in 2003.  The increase was primarily due to increases in third-party software used in developing future product releases, employee related expense and amortization of intangible assets resulting from the SiVerion acquisition, partially offset by a $0.1 million decrease in stock-based compensation expense.

     Sales and marketing

          Sales and marketing expenses decreased $3.5 million to $6.1 million or 60% of revenues in 2004, compared to $9.6 million or 106% of revenues in 2003.  Sales and marketing expenses decreased primarily due to a decrease in employee related expenses of $1.6 million resulting from fewer employees during the year, a $0.7 million decrease in amortization expense resulting from the 2002 acquisition of the distributor business in Japan, a decrease in depreciation expense of $0.5 million and decreases in other expenses of $0.8 million.

     General and administrative

          General and administrative expenses increased $0.1 million to $4.4 million or 43% of revenues in 2004 compared to $4.3 million or 48% of revenues in 2003. The increase was primarily due to a $0.4 million increase in employee related expenses primarily due to the hiring of our new Chief Executive Officer in December 2003, an increase in travel and consulting expense of $0.2 million, partially offset by decreases of $0.2 million in insurance expense, $0.2 million in office expenses, and $0.1 million in stock-based compensation expense.

     Interest income

          Interest income decreased $0.3 million to $0.4 million in 2004 from $0.7 million in 2003. The decrease was due to reduced interest income resulting from lower investment balances and declining yields on our investments.

     Income taxes

          Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented.  In 2004 and 2003, we recorded income tax provisions of $67,000 and $89,000 primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2004, we incurred net losses for federal and state tax purposes. As of December 31, 2004, we had federal and California net operating loss carryforwards of approximately $65.1 million and $16.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2005, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Comparison of 2003 and 2002

     Total revenues

          Total revenues in 2003 were $9.0 million compared to $15.6 million in 2002, a decrease of $6.6 million or 42%. The decrease in total revenues was primarily attributable to decreases in license revenues of $5.5 million and service revenues of $1.3 million, partly offset by an increase in product revenues of $0.3 million due to sales of our Validator product which was introduced in June 2002. The decrease in license revenues was primarily due to our customers’ increasing preference for our subscription licenses as well as decreased demand from customers due to the current downturn in the semiconductor industry.

          International revenues, primarily from Japan, decreased from 23% of total revenues in 2002 to 20% of total revenues in 2003.

     Total cost of revenues

          Total cost of revenues in 2003 decreased $1.6 million to $2.8 million or 31% of revenues, from $4.4 million or 28% of revenues in 2002. The decrease was primarily due to a decrease in the use of outside services of $0.9 million resulting from the absence of services associated with our acquisition of the distributor business in Japan in 2002 and a decrease in royalty expense of $0.7 million due to the elimination of our royalty obligation to Nortel Networks. Total cost of revenues as a percentage of total revenues increased primarily due to a decrease in revenues coupled with higher service costs resulting from establishing a wholly-owned subsidiary in Japan, and higher support costs for customers.

     Research and development

          Research and development expenses decreased $0.4 million to $5.0 million or 55% of revenues in 2003 from $5.4 million or 35% of revenues in 2002. The decrease was primarily due to a decrease in stock-based compensation expense of $0.3 million and a decrease in consulting expense of $0.1 million primarily due to decreased use of consultants in India as we established a direct organization in India.

     Sales and marketing

          Sales and marketing expenses decreased $1.2 million to $9.6 million or 106% of revenues in 2003, compared to $10.8 million or 69% of revenues in 2002. Sales and marketing expenses decreased primarily due to a decrease in stock-based compensation expense of $0.6 million, a decrease in trade show and public relations expenses of $0.5 million, a decrease in compensation of $0.3 million resulting from fewer employees, a decrease in travel expenses of $0.2 million and a decrease in consulting expenses of $0.1 million related to the establishment of our Japan office in 2002. These decreases were partially offset by increased depreciation of $0.4 million on software and computer equipment, and amortization expenses of $0.1 million resulting from the acquisition of the distributor business in Japan.

     General and administrative

          General and administrative expenses decreased $0.2 million to $4.3 million or 48% of revenues in 2003 compared to $4.5 million or 29% of revenues in 2002. The decrease was primarily due to a decrease in stock-based compensation expense of $0.2 million and a decrease in professional legal and accounting fees of $0.5 million primarily resulting from professional fees in connection with a proposed acquisition in 2002 as well as other reductions in legal and accounting fees, partially offset by increases in compensation of $0.3 million, due to increased headcount, and consulting fees of $0.2 million.

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

Liquidity and Capital Resources

          At December 31, 2004, we had cash and cash equivalents and investments of $26.3 million, working capital of $12.7 million, and $1.5 million available under our line of credit.

          Net cash used in operating activities was $6.0 million in 2004, $8.4 million in 2003, and $5.2 million in 2002. Net cash used in operating activities for 2004 was primarily due to a net loss of $8.4 million, an increase in other assets of $1.6 million resulting from a prepaid license fee for technology incorporated in our LV 2004TM product and a decrease in accounts payable of $0.3 million. This was partly offset by a decrease in accounts receivable of $1.6 million resulting from the timing of customer billings, an increase in accrued liabilities of $1.0 million, primarily due to accrued employee compensation, an increase in deferred revenue of $0.9 million resulting from customer billings in advance of revenue recognition, and non-cash charges relating to depreciation and amortization of $0.7 million.  Net cash used in operating activities for 2003 was primarily due to a net loss of $12.0 million, an increase in accounts receivable of $1.6 million resulting from increased customer billings and a decrease in accounts payable of $0.6 million due to reduced purchases in December 2003. This was partly offset by non-cash charges relating to depreciation and amortization, and amortization of stock-based compensation of $1.7 million and $0.5 million, respectively, and an increase in deferred revenue of $3.8 million resulting from customer billings in advance of revenue recognition.  Net cash used in operating activities for 2002 was primarily due to a net loss of $8.5 million, a decrease in deferred revenue of $2.6 million resulting from a decrease in customer orders, a decrease in accrued liabilities of $0.4 million, and an increase in prepaid expenses and other current assets of $0.3 million. This was partly offset by non-cash charges relating to depreciation and amortization, and amortization of stock-based compensation of $2.4 million and $1.6 million, respectively, a decrease in accounts receivable of $2.0 million and an increase in accounts payable of $0.7 million.

          Net cash used in investing activities was $2.5 million in 2004.  Net cash provided by investing activities was $7.3 million in 2003 and net cash used in investing activities was $10.4 million in 2002. Net cash used in investing activities for 2004 was primarily due to purchases of investments of $13.9 million, cash payments related to the SiVerion acquisition of $2.3 million, and purchases of property and equipment of $0.6 million. This was partly offset by the proceeds from sales of investments of $14.3 million.  Net cash provided by investing activities for 2003 was primarily due to proceeds from sales of investments of $24.3 million, partly offset by cash used to purchase investments of $16.5 million and to purchase property and equipment of $0.5 million.  Net cash used in investing activities for 2002 was primarily due to the purchase of investments of $43.1 million, the purchase of property and equipment of $0.8 million, and the payments related to the acquisition of the distributor business in Japan of $1.9 million, partly offset by the proceeds from the sales of investments of $35.4 million.

          Net cash provided by financing activities was $4.2 million in 2004.  Net cash used in financing activities was $1.7 million in 2003 and net cash provided by financing activities was $2.9 million in 2002. Net cash provided by financing activities for 2004 was due to the proceeds from short-term debt of $3.5 million, and proceeds from issuance of common stock pursuant employee stock purchase plan purchases and exercise of employee stock options of $0.7 million. Net cash used in financing activities for 2003 was due to repayment of our line of credit of $2.5 million, partially offset by proceeds of $0.8 million received from employee stock purchase plan purchases and the issuance of common stock pursuant to exercise of employee stock options.  Net cash provided by financing activities for 2002 was primarily due to the net proceeds of $0.4 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $2.5 million borrowed under our line of credit.

          We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.25% at December 31, 2004. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The outstanding balance under this agreement was $3.5 million at December 31, 2004, and the agreement expires on February 28, 2006.   We were in compliance with all covenants at December 31, 2004.

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

          In conjunction with our acquisition of SiVerion, we may have to make a contingent payment of up to $2 million in cash on November 5, 2006 if the average closing price of our common stock for the 10 trading days immediately prior thereto is less than $3.00.

Contractual Obligations and Other Commercial Commitments

          At December 31, 2004, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	507
2006	418
2007	325
2008	302
2009	310
Thereafter	78

$1,940

          We rent office facilities under non-cancelable operating leases which expire through January 2010.  We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at December 31, 2004 were $1.9 million.

Off-balance Sheet Arrangements

          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

          We enter into standard license agreements in the ordinary course of business.  Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products.   These indemnification obligations have perpetual terms.  Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices.  We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of December 31, 2004.

          We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid.  As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004.

Warranties

          We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2004.  We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We are required to adopt SFAS 123(R) starting from the third calendar quarter of 2005. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income (loss) and net income (loss) per share. We are currently in the process of evaluating the extent of such impact.

          In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29”. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

          In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

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

•	our current and potential customers may not accept or embrace our recently released LV2004TM integrated family of products;

•	our current and potential customers may not accept the SiVision TM product; and

•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

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

We have a history of losses and an accumulated deficit of approximately $79.0 million as of December 31, 2004. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $8.4 million for the year ended December 31, 2004, $12.0 million for the year ended December 31, 2003 and $8.5 million for the year ended December 31, 2002. At December 31, 2004, we had an accumulated deficit of approximately $79.0 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in product and business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

          The semiconductor and systems industries are extremely competitive and characterized by rapidly changing technology. The market for embedded test solutions is still evolving, and we expect competition to become more intense in the future. Our current principal competitors in the design phase of product development include:

•

electronic design automation providers such as Cadence Design Systems, Inc., Magma Design Automation Inc., Mentor Graphics Corporation and Synopsys, Inc., all of which offer basic built-in self-test capability;

•	smaller test tool providers;

•	potential customers that develop test solutions internally; and

•	integrated device manufacturers, such as International Business Machines Corporation, that use their own test solutions in chips manufactured for and sold to others.

          Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, Inovys Corporation, LTX Corporation and Teradyne, Inc.  As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have.  Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers listed above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.  Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

          We derive a significant portion of our revenues from a relatively small number of customers. Five customers accounted for approximately 55% of total revenues in 2004, of which two customers accounted for 20% and 17%, respectively.  Five customers accounted for approximately 39% of total revenues in 2003, of which two customers accounted for 15% and 11%, respectively.  We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

          For example, we expect the adoption of the FASB’s recently issued SFAS 123(R), which requires compensation costs relating to share-based payment transactions be recognized in financial statements, will have a material adverse impact on our results of operations and loss per share.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

          Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and new SEC and NASDAQ rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants.  In order to comply with these new rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses.  Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

          We offer our products and services for sale through distributors and sales representatives in China, Korea, Taiwan and Germany. We anticipate that sales in these markets will account for a portion of our total revenues in future periods.  During 2004, we appointed a new distributor in Germany.  Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with this new distributor or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

          International revenues accounted for 22% of our total revenues for the year ended December 31, 2004 and 19% of our total revenues for the year ended December 31, 2003.  In addition to our international sales, we have operations in Canada, Japan, the United Kingdom and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of December 31, 2004, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Interest Rate Risk

          Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only investments with active secondary or resale markets to ensure portfolio liquidity.

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decline in the fair value of our available-for-sale securities at December 31, 2004.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At December 31, 2004, we had short-term U.S. government securities and long-term U.S. government securities of $14.7 million and $5.0 million, respectively.

Item 8.    Financial Statements and Supplementary Data

INDEX

Page

Consolidated Financial Statements of LogicVision, Inc.

Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of December 31, 2004 and 2003	34
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002	36
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	37
Notes to the Consolidated Financial Statements	38
Selected Quarterly Consolidated Financial Data (Unaudited)	51

Financial Statement Schedule

Schedule for the years ended December 31, 2004, 2003 and 2002

Schedule

II—Valuation and Qualifying Accounts	52

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 17, 2005

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$5,790	$10,175
Short-term investments	15,552	9,082
Accounts receivable, net of allowance for doubtful accounts of $12 and $28	1,125	2,756
Prepaid expenses and other current assets	1,459	1,251

Total current assets	23,926	23,264
Property and equipment, net	907	922
Long-term investments	4,960	11,801
Intangible assets, net	767	—
Goodwill	6,846	—
Other long-term assets, net	1,837	508

Total assets	$39,243	$36,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$3,500	$—
Accounts payable	481	754
Accrued liabilities	2,385	1,389
Deferred revenue, current portion	4,885	5,482

Total current liabilities	11,251	7,625
Deferred revenue	3,184	1,719

Total liabilities	14,435	9,344
Commitments and contingencies (See Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 18,170,357 shares at December 31, 2004 and 15,775,779 shares at December 31, 2003	2	2
Additional paid-in capital	103,734	97,759
Deferred stock-based compensation	(1)	(132)
Accumulated other comprehensive income	74	135
Accumulated deficit	(79,001)	(70,613)

Total stockholders’ equity	24,808	27,151

Total liabilities and stockholders’ equity	$39,243	$36,495

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Revenues:
License	$5,686	$4,740	$10,247
Service	4,095	3,987	5,308
Product	313	275	—

Total revenues	10,094	9,002	15,555

Cost of revenues:
License	323	186	962
Service	2,616	2,480	3,452
Product	299	100	—

Total cost of revenues	3,238	2,766	4,414

Gross profit	6,856	6,236	11,141

Operating expenses:
Research and development	5,111	4,971	5,408
Sales and marketing	6,075	9,556	10,757
General and administrative	4,386	4,279	4,490

Total operating expenses	15,572	18,806	20,655

Loss from operations	(8,716)	(12,570)	(9,514)
Interest income	383	655	1,099
Other income (expense), net	12	(11)	24

Loss before provision for income taxes	(8,321)	(11,926)	(8,391)
Provision for income taxes	67	89	113

Net loss	$(8,388)	$(12,015)	$(8,504)

Net loss per common share, basic and diluted	$(0.51)	$(0.78)	$(0.57)

Weighted average number of shares outstanding, basic and diluted	16,338	15,495	15,002

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

			Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ Equity (deficit)
	Common stock

	Shares	Amount

Balances, December 31, 2001	14,873	$1	$97,179	$(2,863)	$17	$(50,094)	$44,240
Stock options exercised	192	1	363				364
Stock options cancelled			(248)	248			—
Deferred stock-based compensation			39	(39)			—
Stock issuance costs in connection with initial public offering			(44)				(44)
Exercise of preferred stock warrants	161		—				—
Common stock issued under employee stock purchase plan	20		52				52
Amortization of deferred stock- based compensation				1,612			1,612
Net loss						(8,504)	(8,504)
Foreign currency translation adjustment					75		75

Comprehensive loss							(8,429)

Balances, December 31, 2002	15,246	2	97,341	(1,042)	92	(58,598)	37,795
Stock options exercised	377		545				545
Stock options cancelled			(410)	410			—
Deferred stock-based compensation			32	(32)			—
Common stock issued under employee stock purchase plan	153		251				251
Amortization of deferred stock- based compensation				532			532
Net loss						(12,015)	(12,015)
Foreign currency translation adjustment					43		43

Comprehensive loss							(11,972)

Balances, December 31, 2003	15,776	$2	$97,759	$(132)	$135	$(70,613)	$27,151
Stock options exercised	227		282				282
Stock awards granted	20		51				51
Stock options cancelled			(86)	86			—
Common stock and contingent consideration issued in SiVerion acquisition	2,000		5,380				5,380
Common stock issued under employee stock purchase plan	147		348				348
Amortization of deferred stock- based compensation				45			45
Net loss						(8,388)	(8,388)
Foreign currency translation adjustment					(61)		(61)

Comprehensive loss							(8,449)

Balances, December 31, 2004	18,170	$2	$103,734	$(1)	$74	$(79,001)	$24,808

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(8,388)	$(12,015)	$(8,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662	1,722	2,376
Amortization of deferred stock-based compensation	45	532	1,612
Provision for allowance for doubtful accounts		16	(9)
Changes in operating assets and liabilities:
Accounts receivable	1,630	(1,602)	2,023
Prepaid expenses and other current assets	(208)	(77)	(308)
Notes receivable, related parties	60	33	7
Other long-term assets	(1,389)	(86)	(114)
Accounts payable	(273)	(594)	728
Accrued liabilities	996	(70)	(427)
Deferred revenue	868	3,778	(2,563)

Net cash used in operating activities	(5,997)	(8,363)	(5,179)

Cash flows from investing activities:
Purchase of investments	(13,934)	(16,505)	(43,088)
Purchase of property and equipment	(552)	(450)	(809)
Cash paid for business acquisition	(2,300)	—	(1,878)
Proceeds from maturities of investments	14,305	24,304	35,390

Net cash provided by (used in) investing activities	(2,481)	7,349	(10,385)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	681	796	372
Proceeds from short-term debt	3,500	—	2,500
Repayment of short-term debt	—	(2,500)	—

Net cash provided by (used in) financing activities	4,181	(1,704)	2,872

Effect of exchange rate on cash	(88)	14	75

Net decrease in cash and cash equivalents	(4,385)	(2,704)	(12,617)
Cash and cash equivalents, beginning of year	10,175	12,879	25,496

Cash and cash equivalents, end of year	$5,790	$10,175	$12,879

Supplemental disclosure of noncash activities:
Cash paid for interest	$17	$64	$11

Cash paid for income taxes	$16	$158	$47

Issuance of common stock for business acquisition	$3,380	$—	$—

Contingent consideration issued for business acquisition	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

Nature of Business

          LogicVision, Inc. (the “Company”) was incorporated on July 23, 1992 and was reincorporated in the State of Delaware on September 15, 2000. LogicVision is a yield learning company in the semiconductor design-for-manufacturing sector. The Company provides proprietary technologies for embedded test that enable the more efficient design and manufacture of complex semiconductors. The embedded test solution allows integrated circuit designers to embed, into a semiconductor design, test functionality that can be used during semiconductor production and throughout the useful life of the chip.  The technology also allows integrated circuits to be tested and characterized after they have been assembled onto boards and systems.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

Reclassifications

          The Company has determined that its investments in auction rate securities are appropriately classified as short-term investments.  Such investments were previously classified as cash and cash equivalents.  Accordingly, the Company has reclassified $5.3 million of these investments from cash and cash equivalents at December 31, 2003.  The gross purchases and sales of these securities have also been reported as investing activities in the Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002, rather than as a component of cash and cash equivalents.  This change in classification does not affect cash flows from operations or from financing activities as reported in the Company’s previous Consolidated Statements of Cash Flows, or Net Loss as reported in previous Consolidated Statements of Operations for any period.

          For the years ended December 31, 2003 and 2002, the Company has reported purchases of short-term investments of $9.1 million and $11.7 million, respectively, and proceeds from sale of short-term investments of $7.1 million and $17.4 million, respectively, as cash flows from investing activities related to these auction rate securities in its Consolidated Statements of Cash Flows.  Previously such amounts were included in cash and cash equivalents.

          Certain other items previously presented in specific financial statement captions have been reclassified to conform with the 2004 presentation.

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

Cash and Cash Equivalents and Investments

          The Company considers all highly liquid investment instruments purchased with original maturities of three months or less at the acquisition date to be cash equivalents.  Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months, are considered to be short-term investments. All investments are classified as available-for-sale and are reported at fair value.  At December 31, 2004 and 2003, the carrying value of the Company’s available-for-sale investments approximates their fair value.  Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

          At December 31, 2004 and 2003, the Company had $0.9 million and $5.3 million, respectively, of short-term investments, which consist of auction rate municipal bonds, classified as available-for sale securities.  These investments are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, although the stated contractual maturities of these investments are long-term, the Company has the ability to liquidate these investments on a short-term basis.  Accordingly, there are no cumulative unrealized holding gains or losses or realized gains or losses from these investments.  All income generated from these investments has been recorded as interest income.

          Cash and cash equivalents and investments consist of the following (in thousands):

	December 31,

	2004	2003

Cash and cash equivalents:
Cash	$1,541	$1,942
Money market funds	2,711	203
U.S. government agency notes	1,538	8,030

Total cash and cash equivalents	$5,790	$10,175

Short-term investments:
U.S. government agency notes	$15,552	$9,082

Total short-term investments	$15,552	$9,082

Long-term investments:
U.S. government agency notes	$4,960	$11,801

Total long-term investments	$4,960	$11,801

          The contractual maturities of debt securities classified as available-for-sale at December 31, 2004 are as follows (in thousands):

Estimated Fair Value

Maturing 90 days or less from purchase	$1,538
Maturing between 90 days and one year from purchase	3,664
Maturing more than one year from purchase	16,848

Total available-for-sale debt securities	$22,050

          Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investments to meet its cash needs.  The Company had no realized gains and losses for the year ended December 31, 2004 and 2003.

Property and Equipment

          Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter.  Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable.  During the three years ended December 31, 2004, the Company did not record any impairment to its long-lived assets.

Stock-Based Compensation

          The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price.  SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards for 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net loss, as reported	$(8,388)	$(12,015)	$(8,504)
Add: Stock-based compensation expense included in reported net income	45	532	1,612
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(3,828)	(2,298)	(4,923)

Pro forma net loss	$(12,171)	$(13,781)	$(11,815)

Loss per share:
Basic and diluted - as reported	$(0.51)	$(0.78)	$(0.57)

Basic and diluted - pro forma	$(0.75)	$(0.89)	$(0.79)

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

          The timing of revenue recognition for licenses will differ depending on the license type and on the individual terms and conditions associated with each particular license agreement.  The Company uses VSOE of fair value to allocate the total fee among all delivered and undelivered elements in those arrangements which contain multiple elements.  If the arrangement includes the future delivery of a specified product or upgrade, all revenues under the arrangement are deferred until the specified product or upgrade has been delivered.  If VSOE does not exist for one or more delivered elements, the residual method of accounting is applied to the delivered elements.  Under the residual method, the VSOE of the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement is recognized as revenue.  VSOE for maintenance is generally based upon the customer’s annual renewal rates as set forth in the license agreement.  When VSOE for maintenance cannot be established, all related revenues are recognized ratably over the term of the maintenance obligation.  VSOE for services is generally based on the price charged when the services are sold separately.

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

          Service revenues

          Maintenance revenue is recognized ratably over the maintenance period.  For term and perpetual licenses, customers generally renew maintenance agreements annually.  For subscription licenses, a portion of revenue is allocated to maintenance revenue using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

          Consulting service revenues are generally recognized as the services are performed.  Training revenues are recognized when the training is performed.

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

Software Development Costs and Capitalized Technology License

          Costs related to research and development are generally charged to   expense as incurred. Capitalization of material software development   costs begins when a product’s technological feasibility has been   established in accordance with the provisions of SFAS 86, “Accounting for   the Costs of Computer Software to be Sold, Leased, or Otherwise   Marketed”. To date, the period between achieving technological   feasibility, which we have defined as the establishment of a working   model, and which typically occurs when beta testing commences, and the   general availability of such software has been very short. Accordingly,   software development costs have been expensed as incurred.

Certain Risks and Concentrations

          The Company’s cash and cash equivalents and investments are maintained at seven financial institutions, three in the United States, one in Canada, one in Japan, one in India and one in the United Kingdom. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

          For accounts receivable, management of the Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Based on the expected collectibility of the accounts receivable balance, the Company maintains an allowance for doubtful accounts.  The Company reviews its allowance for doubtful accounts monthly by assessing individual accounts receivable over a specified aging and amount, and all other balances on a pooled basis based on historical collection experience.  Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.  At December 31, 2004, two customers accounted for approximately 19% and 11% of net accounts receivable, respectively. At December 31, 2003, two customers accounted for approximately 64% and 24% of net accounts receivable, respectively.

          Customers accounting for more than 10 percent of revenue are as follows:

	Year Ended December 31,

	2004	2003	2002

Customer A	20%	5%	12%
Customer B	17%	4%	2%
Customer C	3%	11%	9%
Customer D	2%	15%	10%

          For the fiscal years 2004, 2003 and 2002, substantially all of the Company’s long-lived assets were located in the United States, Canada and India.  See Note 12.

          There can be no assurance that the market will accept the Company’s technology as an alternative to current design test development methods.  If the market does not accept the Company’s technology at all or in the time frame anticipated in the Company’s projections, the Company’s revenues, results of operations or financial condition would be materially affected.

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

Fair Value of Financial Instruments

          The carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Comprehensive Loss

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. For all periods presented, the primary differences between the Company’s net loss and comprehensive loss arise from foreign currency translation adjustments.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged.  The Company currently measures compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in notes to financial statements as required by SFAS 123. SFAS 123(R) is required to be adopted starting from the second fiscal quarter of 2005.  The adoption of SFAS 123(R) is expected to have a material adverse impact on the Company’s results of operations and its loss per share. The Company is currently in the process of evaluating the extent of such impact.

          In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

3.    BALANCE SHEET COMPONENTS

          Property and equipment were comprised of the following (in thousands):

	December 31,

	2004	2003

Computer Equipment and Software	$3,982	$3,592
Office Equipment and Leasehold Improvement	573	452

	4,555	4,044
Less: Accumulated Depreciation	(3,648)	(3,122)

	$907	$922

          Accrued liabilities were comprised of the following (in thousands):

	December 31,

	2004	2003

Accrued compensation and benefits	$1,788	$789
Accrued professional fees	288	221
Other accrued liabilities	309	379

	$2,385	$1,389

4.    LOAN AGREEMENT

          The Company has a Loan Agreement (“Agreement”) with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.25% at December 31, 2004.  Under the Agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank.  If the Company fails to comply with its covenants under the Agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company.  The Agreement expires on February 28, 2006.  At December 31, 2004, $3.5 million was outstanding under this agreement.   The Company was in compliance with all covenants at December 31, 2004.

5.    COMMITMENTS AND CONTINGENCIES

Lease Obligations

          The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through July 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

          At December 31, 2004, total future minimum payments under noncancelable operating leases were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	507
2006	418
2007	325
2008	302
2009	310
Thereafter	78

$1,940

          Rent expense for the years ended December 31, 2004, 2003 and 2002 was $630,000, $1,182,000, and $1,068,000 respectively.

Indemnification Obligations

          The Company enters into standard license agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products.   These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices.  The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of December 31, 2004.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid.  As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company had no liabilities recorded for these warranties as of December 31, 2004.  The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

6.    BUSINESS COMBINATIONS

SiVerion

          In November 2004, the Company completed the acquisition of SiVerion, Inc. (“SiVerion”) for a total purchase price of $7.4 million.  At the closing the Company paid $1.4 million in cash and issued 2 million shares of its common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debtholders.  The purchase price also includes a contingent payment of up to $2 million in cash payable on November 5, 2006 if the average closing price of the Company’s  common stock for the 10 trading days immediately prior thereto is less than $3.00.  SiVerion’s software products aggregate and analyze data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.  The SiVerion acquisition broadens the Company’s yield enhancement solutions and, when combined with the Company’s products provide an infrastructure for automated yield learning.  The Company expects this combined product line will provide a more complete time-to-yield solution for advanced designs and processes to its target markets.  These opportunities, along with the SiVerion workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

          The acquisition was accounted for as a purchase business combination. The purchase price of $7.4 million and $300,000 of estimated legal, other professional expenses and other costs directly associated with the acquisition were allocated to the fair values of the assets acquired. The fair value of the developed technology and non-compete agreements were determined by management.  A summary of the purchase price allocation is as follows (in thousands):

Amount Allocated

Allocation of purchase price:
Net tangible assets acquired	$17
Intangible assets acquired:
Developed technology	640
Non-compete agreements	177
Goodwill	6,846

Total purchase price	$7,680

          The value assigned to developed technology was based upon future discounted cash flows related to the developed technology’s projected income streams using a discount rate of 26%. The Company believes this rate is appropriate given the business risks inherent in marketing and selling this technology.  Factors considered in estimating the discounted cash flows to be derived from the developed technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

          Developed technology and non-compete intangible assets totaling $817,000 are being amortized over their estimated economic lives of three and two years, respectively.

Unaudited pro forma results of operations

          The following unaudited pro forma results of the Company present the SiVerion acquisition described above as if it had occurred on January 1, 2003. Adjustments have been made for the estimated increases in amortization of intangibles and other appropriate pro forma adjustments.  The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of January 1, 2003 nor of the results which may occur in the future (in thousands, except per share data):

	Year Ended December 31,

	2004	2003

Net revenue	$10,182	$9,068
Net loss	(9,670)	(13,702)
Loss per share - basic and diluted	(0.54)	(0.78)

Japan Distributor

          In July 2002, the Company entered into a Business Transfer Agreement (the “Agreement”) with the Company’s then distributor in Japan. Pursuant to this Agreement, the Company acquired certain fixed assets, customer lists, transitional services and a covenant not to compete (“non-competition agreement”) for a period of one year. The Company accounted for the acquisition as an asset purchase. The aggregate purchase price of the transaction was $1.9 million. The purchase price included professional fees and other direct costs of the acquisition totaling $58,000.

The Company allocated the purchase price follows (in thousands):

Transitional services	$620
Non-competition agreement	1,258

Total purchase price	$1,878

          The $620,000 allocated to transitional services was amortized on a straight-line basis over the period of contracted services which ended on December 31, 2002. The amount allocated to the non-competition agreement was amortized on a straight-line basis over the period of benefit which ended on July 17, 2003.  Amortization expense of the non-competition agreement was $679,000 and $579,000 for the years ended December 31, 2003 and 2002, respectively.  There was no amortization expense in 2004.

7.     INTANGIBLE ASSETS

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 6 (in thousands):

	December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(35)	$605
Non-compete agreement	177	(15)	162

Total	$817	$(50)	$767

          At December 31, 2004, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2005	302
2006	287
2007	178

$767

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

8.    PREFERRED STOCK

          At December 31, 2004, the Company had 5,000,000 shares of undesignated preferred stock, $0.0001 par value, authorized, none of which were issued or outstanding.  The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares.  The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters.

9.    STOCK OPTION PLANS AND WARRANTS

          The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 22, 2004, the Board of Directors approved an increase of 550,000 shares to a total of 3,746,515 shares reserved for issuance under the 2000 Plan. As of December 31, 2004, options to purchase a total of 2,938,575 and 890,645 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively.

          Under the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant.

          Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director will be granted an option to purchase 20,000 shares when they first join the Board.  In addition, each nonemployee director will be granted an option to purchase 10,000 shares on the day following the Company’s annual meeting of stockholders.

          In addition to the options granted under the 2000 Plan and 1994 Plan, the Board of Directors granted 700,500 non-qualified options, of which options to purchase 445,000 shares remained outstanding at December 31, 2004.

          The following table summarizes all option activities from December 31, 2001 through December 31, 2004 (shares in thousands, except per share data):

	Year Ended December 31,

	2004		2003		2002

	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share

Options outstanding:
Beginning balance	3,820	$3.34	3,213	$3.79	2,747	$3.02
Granted	1,326	$3.51	1,610	$2.57	913	$7.40
Stock Awards	20		—		—
Exercised	(247)	$1.14	(377)	$1.44	(192)	$1.89
Forefeited	(645)	$4.16	(626)	$4.85	(255)	$5.62

Ending Balance	4,274	$3.38	3,820	$3.34	3,213	$3.79

Options exercisable at end of year	2,116	$3.30	1,963	$3.11	1,964	$2.56

Deferred Stock-Based Compensation

          In connection with certain stock option grants and common stock purchases from the employee stock purchase plan the Company recorded deferred stock-based compensation totaling $8,233,000, representing the difference between the deemed fair market value of the Company’s common stock and the exercise price of the options on the date of grant. Amortization expense associated with deferred stock-based compensation totaled $45,000, $535,000 and $1,612,000 in 2004, 2003 and 2002, respectively.

          The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected average life of option	3.9 years	4 years	4 years
Risk-free interest rate	3.00%	2.90%	3.90%
Expected dividends	—	—	—
Expected volatility	2.80	2.07	2.05

          The weighted average fair value of options granted were $3.45, $2.53 and $7.69 for the years ended December 31, 2004, 2003 and 2002, respectively.

          The options outstanding and currently exercisable by exercise price at December 31, 2004 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life(years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price

$0.50-$1.50	920	3.6	$0.91	731	$0.76
$1.50-$3.00	1,281	8.3	$2.05	451	$2.02
$3.25 - $4.85	1,293	8.7	$4.32	276	$4.07
$5.00-$10.00	780	6.4	$6.90	658	$6.69

	4,274	7.1	$3.38	2,116	$3.30

Warrants

          At December 31, 2004, the Company had warrants to purchase common stock outstanding as follows:

Warrants type	Number outstanding	Expiration date	Exercise price

Warrants issued for Series G financing	78,234	December 2009	$1.00
Warrants issued for Series I financing	22,847	January 2005	$8.50

	101,081

          The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

          No warrants were exercised in 2003 or 2004.  Warrants to purchase 349,038 shares of common stock were exercised on a net issuance basis for a total of 161,000 shares of common stock in accordance with the warrant agreements issued in connection with the issuance of Series F and Series G preferred stock for the year ended December 31, 2002. The exercise prices of these warrants ranged from $0.00 to $7.53.

10.    STOCK PURCHASE PLAN

          Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 625,000 shares of common stock were reserved for issuance. The number of shares reserved for issuance under the Purchase Plan are increased on the first day of each fiscal year, by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors.  The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the compensation committee of the Company’s Board of Directors.  During the years ended December 31, 2004, 2003 and 2002, the Company issued 146,992, 152,796 and 19,911 shares under the Purchase Plan at average prices of $2.36, $1.64 and $2.68 per share, respectively.

          The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,

	2004	2003	2002

Expected average life of option	6 months	6 months	6 months
Risk-free interest rate	1.36%	1.14%	1.05%
Expected dividends	—	—	—
Expected volatility	2.71	2.06	2.05

          The weighted average per share fair value of purchase rights under the Purchase Plan was $2.72, $1.80 and $2.17 for the years ended December 31, 2004, 2003 and 2002, respectively.

11.    INCOME TAXES

          The components of the provision for income taxes were as follows (in thousands):

	December 31,

	2004	2003	2002

Current
Federal	$—	$—	$—
State and foreign	67	89	113

	67	89	113
Deferred
Federal	—	—	—
State and foreign	—	—	—

Total provision for income taxes	$67	$89	$113

          Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating losses	$22,761	$18,911
Reserves and accruals	260	378
Credits	2,038	2,491
Deferred revenue	1,584	1,992
Depreciation and amortization	1,542	1,624

	28,185	25,396
Valuation allowance	(28,185)	(25,396)

Net deferred tax assets	$—	$—

          The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

          As of December 31, 2004, the Company had federal and California net operating loss carryforwards of approximately $65.1 million and $16.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2005, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

          As of December 31, 2004, the Company had federal and California research and experimentation tax credit carryforwards of approximately $1.1 million and $0.9 million, respectively. These federal tax credit carryforwards begin to expire in 2008, if not utilized; the California tax credit carryforwards do not expire. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

          For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

          The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,

	2004	2003	2002

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.4)	(4.2)	(5.9)
Stock-based compensation	0.2	1.5	6.4
Credits	1.4	(1.1)	(1.6)
Change in valuation allowance	33.7	39.1	41.7
Foreign taxes	0.1	(0.6)	(2.2)
Other	0.9	—	(3.2)

Effective tax rate	0.9%	0.7%	1.3%

12.    SEGMENT REPORTING

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

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$7,874	$7,178	$12,093
Japan	2,096	1,260	2,909
Others	124	564	553

	$10,094	$9,002	$15,555

          The following is a summary of the Company’s long-lived assets (in thousands):

	December 31,

	2004	2003

United States	$596	$515
India	140	210
Canada	99	87
Japan	72	106
Others	—	4

	$907	$922

13.    BENEFIT PLAN

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

14.    RELATED PARTY TRANSACTIONS

          The Company had a loan, bearing interest at 8%, outstanding to an officer of the Company in the amount of $60,000 at December 31, 2003.  This loan was repaid in June 2004.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

          The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2004. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003

	(In thousands, except per share data )
Revenues:
License	$1,575	$1,662	$1,300	$1,149	$2,695	$466	$405	$1,174
Service	1,118	962	1,082	933	872	950	956	1,209
Product	35	69	71	138	145	65	39	26

Total revenues	2,728	2,693	2,453	2,220	3,712	1,481	1,400	2,409

Cost of Revenues:
License	187	42	42	52	42	58	54	32
Service	639	691	744	542	467	524	697	792
Product	33	99	108	59	47	32	21	—

Total cost of revenues	859	832	894	653	556	614	772	824

Gross profit	1,869	1,861	1,559	1,567	3,156	867	628	1,585

Operating expenses:
Research and development	1,452	1,220	1,192	1,247	1,445	1,089	1,238	1,199
Sales and marketing	1,707	1,530	1,421	1,417	2,438	2,149	2,445	2,524
General and administrative	1,020	980	1,178	1,208	1,112	1,082	1,072	1,013

Total operating expenses	4,179	3,730	3,791	3,872	4,995	4,320	4,755	4,736

Loss from operations	(2,310)	(1,869)	(2,232)	(2,305)	(1,839)	(3,453)	(4,127)	(3,151)
Interest and other income	71	106	120	98	121	152	175	196

Loss before provision for income taxes	(2,239)	(1,763)	(2,112)	(2,207)	(1,718)	(3,301)	(3,952)	(2,955)
Provision for income taxes	31	4	14	18	(34)	41	71	11

Net (loss) income	$(2,270)	$(1,767)	$(2,126)	$(2,225)	$(1,684)	$(3,342)	$(4,023)	$(2,966)

Net loss per share, basic and diluted	$(0.13)	$(0.11)	$(0.13)	$(0.14)	$(0.11)	$(0.21)	$(0.26)	$(0.19)

LOGICVISION, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Description	Allowance for Doubtful Accounts

Year ended December 31, 2002:
Balance at beginning of fiscal year	$21
Addition/charged to costs expenses	121
Recoveries	(130)

Balance at end of fiscal year	12

Year ended December 31, 2003:
Balance at beginning of fiscal year	12
Addition/charged to costs expenses	50
Recoveries	(34)

Balance at end of fiscal year	28

Year ended December 31, 2004:
Balance at beginning of fiscal year	28
Addition/charged to costs expenses	12
Recoveries	(28)

Balance at end of fiscal year	$12

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

Item 9B.    Other Information

          Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

          The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders to be held on May 19, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

          Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

          The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Richard C. Yonker (Chairperson), Randall A. Hughes and D. James Guzy. All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. SEC regulations require the Company to disclose whether a director qualifying as an “audit committee financial expert” serves on the Company’s Audit Committee. The Company’s Board of Directors has determined that Mr. Yonker qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1994 and 2000 Stock Option Plan	3,829,220		$3.70	735,260	(1)
2000 Employee Stock Purchase Plan	—		—	305,301	(2)
Warrants	22,847	(3)	8.50	—

	3,852,067		3.73	1,040,561
Equity compensation plans not approved by security holders	445,000	(4)	0.58	—

Total	4,297,067		$3.40	1,040,561

(1)

Consists of the number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.  Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Plan.

(2)

Consists of the number of shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2002, by the lesser of 125,000 shares, 1% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

(3)	Warrants were issued to the Company’s financial advisor in connection with the issuance of the Company’s Series I Preferred Stock.

(4)	Consists of non-qualified options granted outside of the Company’s 1994 Flexible Stock Incentive Plan in 1995 and 2000.

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

          2000 Non-plan Option Grants.    In August 2000, an option to purchase 7,500 shares of common stock was granted to Richard C. Black, a member of the Company’s Board of Directors, at an exercise price of $5.00 per share, which price was not less than the per share fair market value on the date of grant as determined by the Board of Directors. The option is fully vested, has a ten year term, is subject to earlier termination, and includes provisions to adjust for any change in the Company’s common stock through merger, recapitalization, stock split or other change in the capital structure of the Company to preserve but not increase the benefits to the optionee.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	Financial Statements

See Index under Item 8.

	(2)	Financial Statement Schedule

See Index under Item 8.

	(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b)	Exhibits.

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of October 13, 2004, by and among the Company, Signal Acquisition Corporation and SiVerion, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Current report on Form 8-K filed with the Commission on November 10, 2004).

3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.4	Warrant to Purchase Series I Preferred Stock (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.5#

Stock Option Agreement between the Company and Vinod K. Agarwal (incorporated by reference to Exhibit 4.8.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.8.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.1#	Form of agreements under the 1994 Flexible Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.2#	1994 Flexible Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-74336)).

10.2.1#	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.2.2#

Amendments Nos. 1 and 2 and Addendum to Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.2.3#	Form of agreement under the 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

Exhibit Number	Description of Document

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

10.6.2

Second Amendment, dated as of January 23, 2004, to Lease Agreement dated August 13, 1998 by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6.3

Third Amendment, dated as of May 7, 2004, by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company (incorporated by reference to the exhibit of the same number to the Company’s Quarterly  Report on Form 10-Q for the quarterly period ended June 30, 2004).

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

10.8#	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

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

Exhibit Number	Description of Document

10.10.3

Amended and Restated Loan Agreement, dated as of February 11, 2004, by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10.4

Second Amended, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

10.12

Registration Rights Agreement, dated as of November 5, 2004, by and among LogicVision, Inc. and the former stockholders of SiVerion, Inc. listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2004).

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 59 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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

(c)	Financial Statement Schedules.

See Index under Item 8.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICVISION, INC.

Date: March 17, 2005

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

Name	Title	Date

/s/ VINOD K. AGARWAL	Chairman of the Board of Directors	March 17, 2005

Vinod K. Agarwal, Ph.D.

/s/ JAMES T. HEALY	President and Chief Executive Officer (Principal	March 17, 2005
Executive Officer) and Director
James T. Healy

/s/ BRUCE M. JAFFE	Vice President of Finance and Chief Financial	March 17, 2005
Officer (Principal Financial and Accounting
Bruce M. Jaffe	Officer)

/s/ GREGG ADKIN	Director	March 17, 2005

Gregg Adkin

/s/ RICHARD C. BLACK	Director	March 17, 2005

Richard C. Black

/s/ RANDALL A. HUGHES	Director	March 17, 2005

Randall A. Hughes

/s/ D. JAMES GUZY	Director	March 17, 2005

D. James Guzy

/s/ MATTHEW RAGGETT	Director	March 17, 2005

Matthew Raggett

/s/ RICHARD C. YONKER	Director	March 17, 2005

Richard C. Yonker

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Agreement and Plan of Merger, dated as of October 13, 2004, by and among the Company, Signal Acquisition Corporation and SiVerion, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Current report on Form 8-K filed with the Commission on November 10, 2004).

3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.4	Warrant to Purchase Series I Preferred Stock (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.5#

Stock Option Agreement between the Company and Vinod K. Agarwal (incorporated by reference to Exhibit 4.8.1 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.8.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.1#	Form of agreements under the 1994 Flexible Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.2#	1994 Flexible Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-74336)).

10.2.1#	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

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

10.6.2

Second Amendment, dated as of January 23, 2004, to Lease Agreement dated August 13, 1998 by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6.3

Third Amendment, dated as of May 7, 2004, by and between CA-Metro Plaza, as successor in interest to Spieker Properties, L.P., and the Company (incorporated by reference to the exhibit of the same number to the Company’s Quarterly  Report on Form 10-Q for the quarterly period ended June 30, 2004).

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

10.8#	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

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

10.10.3

Amended and Restated Loan Agreement, dated as of February 11, 2004, by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.10.4

Second Amended, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

10.12

Registration Rights Agreement, dated as of November 5, 2004, by and among LogicVision, Inc. and the former stockholders of SiVerion, Inc. listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2004).

Exhibit Number	Description of Document

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 59 of this Form 10-K).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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