Form 10-Q
period 2005-03-31
LOGICVISION INC
filed 2005-05-16
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

          At April 29, 2005, 18,539,386 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$4,471	$5,790
Short-term investments	17,895	15,552
Accounts receivable, net of allowance for doubtful accounts of $9 and $11	933	1,125
Prepaid expenses and other current assets	1,616	1,459

Total current assets	24,915	23,926
Property and equipment, net	1,067	907
Long-term investments	1,233	4,960
Intangible assets, net	691	767
Goodwill	6,846	6,846
Other long-term assets	1,193	1,837

Total assets	$35,945	$39,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$3,500	$3,500
Accounts payable	543	481
Accrued liabilities	1,911	2,385
Deferred revenue, current portion	5,214	4,885

Total current liabilities	11,168	11,251
Deferred revenue	1,546	3,184

Total liabilities	12,714	14,435
Commitments and contingencies (See Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 18,532 shares at March 31, 2005 and 18,170 shares at December 31, 2004	2	2
Additional paid-in capital	104,092	103,734
Deferred stock-based compensation	—	(1)
Accumulated other comprehensive income	(50)	74
Accumulated deficit	(80,813)	(79,001)

Total stockholders’ equity	23,231	24,808

Total liabilities and stockholders’ equity	$35,945	$39,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Revenues:
License	$2,697	$1,149
Service	928	933
Product	52	138

Total revenues	3,677	2,220

Cost of revenues:
License	186	52
Service	569	542
Product	25	59

Total cost of revenues	780	653

Gross profit	2,897	1,567

Operating expenses:
Research and development	1,690	1,247
Sales and marketing	1,776	1,417
General and administrative	1,289	1,208

Total operating expenses	4,755	3,872

Loss from operations	(1,858)	(2,305)
Interest and other income	62	98

Loss before provision for income taxes	(1,796)	(2,207)
Provision for income taxes	16	18

Net loss	$(1,812)	$(2,225)

Net loss per share, basic and diluted	$(0.10)	$(0.14)

Weighted average number of shares outstanding, basic and diluted	18,389	15,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,812)	$(2,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	151
Amortization of deferred stock-based compensation	1	43
Changes in operating assets and liabilities:
Accounts receivable	193	1,631
Prepaid expenses and other current assets	(157)	(49)
Other long-term assets	644	(7)
Accounts payable	62	(555)
Accrued liabilities	(473)	274
Deferred revenue	(1,309)	(716)

Net cash used in operating activities	(2,634)	(1,453)

Cash flows from investing activities:
Purchase of investments	(2,531)	(2,069)
Purchase of property and equipment	(295)	(123)
Proceeds from maturities of investments	3,800	1331

Net cash provided by (used in) investing activities	974	(861)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	358	475
Proceeds from short-term debt	500	—
Repayment of short-term debt	(500)	—

Net cash provided by financing activities	358	475

Effect of exchange rate on cash	(17)	(22)

Net decrease in cash and cash equivalents	(1,319)	(1,861)
Cash and cash equivalents, beginning of period	5,790	10,175

Cash and cash equivalents, end of period	$4,471	$8,314

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

          The accompanying unaudited condensed consolidated financial statements of LogicVision have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The December 31, 2004 fiscal year end balance sheet data was derived from the audited financial statements and does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005 or any other future period. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

          The Company reclassified its investments in auction rate securities at December 31, 2003 and March 31, 2004 from cash equivalents to short-term investments.  Accordingly, the Company has reclassified $5.3 million and $4.3 million of these investments from cash and cash equivalents at December 31, 2003 and March 31, 2004, respectively.  In addition, the gross purchases and sales of these securities have also been reported as investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004, rather than as a component of cash and cash equivalents.   These investments are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days.  Although the stated contractual maturities of these investments are long-term, the Company has the ability to liquidate these investments on a short-term basis.

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”), No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2005 and 2004 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2005	2004

Numerator - Basic and Diluted
Net loss	$(1,812)	$(2,225)

Denominator - Basic and Diluted
Common stock outstanding	18,389	15,901

Basic and Diluted net loss per share	$(0.10)	$(0.14)

          Options and warrants to purchase an aggregate of 4.8 million shares of common stock were outstanding at March 31, 2005, and were excluded from the computation of diluted shares because of their antidilutive effect on  net loss per share for the three months then ended.

Note 2.    Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued SFAS 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company is currently reviewing the financial accounting, income tax and internal control implications of SFAS 123(R) and SAB 107. The adoption of SFAS 123(R) and SAB 107 are expected to have a significant impact on the Company’s financial position and results of operations.

          In December 2004, FASB issued SFAS 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement on July 1, 2005 is not expected to have a material impact on the Company’s results of operations or financial condition.

Note 3.    Cash and Cash Equivalents and Investments

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

          Cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2005			December 31, 2004

	Cost	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$812	$—	$812	$1,541	$—	$1,541
Commecial Paper	995	—	995	—	—	—
Money market funds	2,363	—	2,363	2,711	—	2,711
U.S. government agency notes	301	—	301	1,538	—	1,538

Total cash and cash equivalents	$4,471	$—	$4,471	$5,790	$—	$5,790

Short-term investments:
Certificates of deposit	$1,375	$—	$1,375	—	—	—
U.S. government agency notes	16,629	(109)	16,520	$15,552	$—	$15,552

Total short-term investments	$18,004	$(109)	$17,895	$15,552	$—	$15,552

Long-term investments:
U.S. government agency notes	$1,238	$(5)	$1,233	$4,960	$—	$4,960

Total long-term investments	$1,238	$(5)	$1,233	$4,960	$—	$4,960

Total cash and cash equivalents, and investments	$23,713	$(114)	$23,599	$26,302	$—	$26,302

Note 4.    Loan Agreement

          The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.75% at March 31, 2005. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2006.  At March 31, 2005 there was $3.5 million outstanding and the Company was in compliance with all the operating and reporting covenants under the Agreement.

Note 5.    Commitments and Contingencies

Lease obligations

          The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2005 were $1.9 million as follows (in thousands):

Year ending December 31,	Operating Leases

2005	397
2006	463
2007	372
2008	322
2009	310
Thereafter	78

$1,942

Off-balance Sheet Arrangements

          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations

          The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of March 31, 2005.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.

Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2005. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6.    Concentration of Credit Risk

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. In the three months ended March 31, 2005, three customers accounted for 23%, 15% and 13% of its revenues, respectively.  In the three months ended March 31, 2004, two customers accounted for 21% and 20% of its revenues, respectively.

          At March 31, 2005, four customers accounted for 25%, 13%, 12% and 10% of net accounts receivable, respectively.  At December 31, 2004, two customers accounted for approximately 19% and 11% of net accounts receivable, respectively.

Note 7.    Comprehensive Loss

          SFAS 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the balance sheet.

          LogicVision’s other comprehensive income consists primarily of adjustments to translate the financial statements of the Company’ foreign subsidiaries into U.S. dollars for consolidation, and unrealized gains (losses) on available-for-sale investments. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive income, which is reported as a separate component of stockholders’ equity.

          For the three months ended March 31, 2005 and 2004, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended March 31,

	2005	2004

Net loss	$(1,812)	$(2,225)
Other comprehensive income -
Cumulative translation adjustment	(10)	(19)
Unrealized losses on available-for-sale investments, net	(114)	—

Comprehensive loss	$(1,936)	$(2,244)

Note 8.    Deferred Stock-Based Compensation

          The Company accounts for employee stock-based compensation plans using the intrinsic value method. Accordingly, deferred compensation is only recorded if the current market price of the underlying stock exceeds the exercise price on the date of grant.

          Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,

	2005	2004

Net loss, as reported	$(1,812)	$(2,225)
Add: Stock-based compensation expense included in reported net loss	1	42
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(964)	(923)

Pro forma net loss	$(2,775)	$(3,106)

Loss per share:
Basic and diluted - as reported	$(0.10)	$(0.14)

Basic and diluted - pro forma	$(0.15)	$(0.20)

          The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2005	2004

Expected average life of option	5.84 years	3.25 years
Risk-free interest rate	3.98%	2.46%
Expected dividends	—	—
Expected volatility	322%	283%

          The value of the purchase rights under the Company’s Purchase Plan has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2005	2004

Expected average life of option	0.5 years	0.5 years
Risk-free interest rate	1.82%	1.12%
Expected dividends	—	—
Expected volatility	307%	257%

          These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Note 10.    Segment Reporting

          SFAS 131, “Disclosure about Segments of an Enterprise and Related Information,” requires the presentation of segment information in a manner consistent with that of chief operating decision makers. Although the Company offers various design and manufacturing embedded test software products and services to its customers, the Company does not manage its operations by these products and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. The Company uses one measurement of profitability for its business.

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended March 31,

	2005	2004

Net revenues:
United States	$2,827	$1,585
Japan	667	524
Others	183	111

	$3,677	$2,220

The following is a summary of the Company’s long-lived assets (in thousands):

	March 31, 2005	December 31, 2004

United States	$783	$596
India	130	140
Canada	96	99
Japan	58	72

	$1,067	$907

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future revenues, sources of revenues and expenses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our critical accounting policies and estimates, our internal controls, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers, establish license agreements and obtain orders, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

          LogicVision’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated liabilities and impairment of long-lived assets and goodwill, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

          Operating Expenses

          Research and development expenses consist primarily of compensation and related costs for personnel, consulting services, and amortization of intangible assets. All research and development costs are expensed as incurred.

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

Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months ended March 31, 2005 and 2004 (in thousands, except percentage data):

	March 31, 2005	% of Revenue	March 31, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Revenues:
License	$2,697	73.4%	$1,149	51.8%	$1,548	134.7%
Service	928	25.2%	933	42.0%	(5)	-0.5%
Product	52	1.4%	138	6.2%	(86)	-62.3%

Total revenues	$3,677	100.0%	$2,220	100.0%	$1,457	65.6%

Cost of revenues:
License	$186	5.1%	$52	2.3%	$134	257.7%
Service	569	15.5%	542	24.4%	27	5.0%
Product	25	0.7%	59	2.7%	(34)	-57.6%

Total cost of revenues	$780	21.3%	$653	29.4%	$127	19.4%

Gross profit	2,897	78.7%	1,567	70.6%	1,330	84.9%

          Total revenues increased primarily due to an increase in license revenues resulting from an existing order in which the license revenue was recognized based on payment terms in accordance with our normal revenue recognition policies, and other orders from newer customers.  We expect that revenues in the second quarter of 2005 will decrease compared with the first quarter of 2005 due to the timing of revenue recognition of existing orders.

           Total cost of revenues increased primarily due to an increase in cost of license revenue resulting from the use of third party software.

Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and country for the three months ended March 31, 2005 and 2004 (in thousands, except percentage data):

	March 31, 2005	% of Revenue	March 31, 2004	% of Revenue

Three months ended:
Revenue by product line:
ETCreate	$2,881	78.4%	$2,082	93.8%
ETAccess	777	21.1%	138	6.2%
SiVision	19	0.5%	—	—

Total revenues	$3,677	100.0%	$2,220	100.0%

Three months ended:
Revenue by country:
United States	$2,826	76.9%	$1,585	71.4%
Japan	667	18.1%	524	23.6%
Other	184	5.0%	111	5.0%

Total revenues	$3,677	100.0%	$2,220	100.0%

Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased in part from higher license revenues from existing customers and in part from license revenue from an existing order in which the license revenue was recognized based on payment terms in accordance with our normal revenue recognition policies.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue increased primarily from an existing order in which the license revenue was recognized based on payment terms in accordance with our normal revenue recognition policies.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004.

Operating Expenses:

          The table below sets forth operating expense data for the three ended March 31, 2005 and 2004 (in thousands, except percentage data):

	March 31, 2005	% of Revenue	March 31, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Operating expenses:
Research and development	$1,690	46.0%	$1,247	56.2%	$443	35.5%
Sales and marketing	1,776	48.3%	1,417	63.8%	359	25.3%
General and administrative	1,289	35.1%	1,208	54.4%	81	6.7%

Total operating expenses	$4,755	129.4%	$3,872	174.4%	$883	22.8%

          Research and development expenses increased primarily due to an increase in compensation and other related expenses resulting from the hiring of 12 additional employees of $0.2 million, and an increase in third-party consulting expenses of $0.2 million.

          Sales and marketing expenses increased primarily due to compensation and related expenses related to the hiring of 4 additional employees.

          General and administrative expenses increased primarily due to compensation and related expense resulting from the hiring of 2 additional employees.

          A portion of the increase in operating expenses is a direct result of our acquisition of SiVerion, Inc. in November 2004.

          We expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.

Other Items:

          The table below sets forth other data for the three months ended March 31, 2005 and 2004 (in thousands, except percentage data):

	March 31, 2005	% of Revenue	March 31, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Interest and other income	$62	1.7%	$98	4.4%	$(36)	-36.7%
Provision for income taxes	$16	0.4%	$18	0.8%	$(2)	-11.1%

          Interest and other income decreased due to lower investment balances.

          Provision for income taxes.  Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented.  Our income tax provisions are primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2004, we incurred net losses for federal and state tax purposes. As of December 31, 2004, we had federal and California net operating loss carryforwards of approximately $65.1 million and $16.7 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 and 2005, respectively, if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

          At March 31, 2005, we had cash and cash equivalents and investments of $23.6 million and working capital of $13.7 million.

          Net cash used in operating activities was $2.6 million and $1.5 million in the first quarter of 2005 and 2004, respectively. Net cash used in operating activities in the first quarter of 2005 was primarily due to a net loss of $1.8 million, a decrease in deferred revenue of $1.3 million and a decrease in accrued liabilities of $0.5 million, partially offset by a decrease of other assets of $0.6 million, a decrease in accounts receivable of $0.2 million, and non-cash charges relating to depreciation and amortization of $0.2 million. Net cash used in operating activities in the first quarter of 2004 was primarily due to a net loss of $2.2 million, a decrease in deferred revenue of $0.7 million, and a decrease in accounts payable of $0.6 million, partially offset by non-cash charges relating to depreciation and amortization of $0.2 million, a decrease in accounts receivable of $1.6 million, and an increase in other accrued liabilities of $0.3 million.

          Net cash provided by investing activities was $1.0 million in the first quarter of 2005 and net cash used in investing activities was $0.9 million in the first quarter of 2004. Net cash provided by investing activities in the first quarter of 2005 was primarily due to the proceeds from maturities of marketable securities of $3.8 million, partially offset by the purchase of marketable securities of $2.5 million and the purchase of property and equipment of $0.3 million. Net cash used in investing activities in the first quarter of 2004 was primarily due to the purchase of marketable securities of $2.1 million and the purchase of property and equipment of $0.1 million, partially offset by the proceeds from maturities of marketable securities of $1.3 million.

          Net cash provided by financing activities was $0.4 million and $0.5 million for the first quarter of 2005 and 2004, respectively. Net cash provided by financing activities for the first quarter of both 2005 and 2004 were primarily due to the proceeds from the employee stock purchase plan and exercises of employee stock options.

          We have a revolving loan agreement with a bank under which we may borrow up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.75% at March 31, 2005.  Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were $3.5 million outstanding under this agreement at March 31, 2005, and the agreement expires on February 28, 2006.  At March 31, 2005, we were in compliance with all operating and reporting covenants under the loan agreement.

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

Contractual Obligations and Other Commercial Commitments

          At March 31 2005, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	397
2006	463
2007	372
2008	322
2009	310
Thereafter	78

$1,942

          We rent office facilities under noncancelable operating leases which expire through March 2010. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2005 were $1.9 million.

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

•	our current and potential customers may not accept or embrace our LV2004TM integrated family of products;

•	our current and potential customers may not accept our SiVisionTM product; and

•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

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

          The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, medical products, networking, server and high-end consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business.  If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $80.8 million as of March 31, 2005. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $1.8 million for the three months ended March 31, 2005, $8.4 million for the year ended December 31, 2004 and $12.0 million for the year ended December 31, 2003. At March 31, 2005, we had an accumulated deficit of approximately $80.8 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in product and business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

          We derive a significant portion of our revenues from a relatively small number of customers. Three customers accounted for approximately 23%, 15% and 13% of total revenues in the first quarter of 2005, respectively. Five customers accounted for approximately 55% of total revenues in 2004, of which two customers accounted for 20% and 17%, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

          A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In particular, new pronouncements and varying interpretations of pronouncements on software revenue recognition and stock-based compensation have occurred with frequency, may occur in the future and could impact our revenues and results of operations. Required changes in our methods of revenue recognition could result in deferral of revenues recognized in current periods to subsequent periods or accelerated recognition of deferred revenues to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall.

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

          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent SEC and NASDAQ rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent accountants.  In order to comply with these new rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses.  Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

          We depend on our senior executives, and our research and development, sales and marketing personnel, who are critical to our business.  We do not have long-term employment agreements with our key employees, and we only maintain a key person life insurance policy on our Chairman, which expires in June 2005.  If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed.  We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of any executives or new personnel could disrupt our ongoing operations.

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

          We offer our products and services for sale through distributors and sales representatives in China, Israel, Korea, Taiwan and Germany. We anticipate that sales in these markets will account for a portion of our total revenues in future periods.  During 2004, we appointed a new distributor in Germany and in 2005 we appointed a sales representative in Israel.  Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with this new distributor and sales representative, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

          International revenues accounted for 23% of our total revenues for the quarter ended March 31, 2005 and 22% of our total revenues for the year ended December 31, 2004.  In addition to our international sales, we have operations in Canada, Japan, the United Kingdom and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

•

we may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, which could be further affected by the acquired businesses not being located near our existing sites;

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of March 31, 2005, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decline in the fair value of our available-for-sale securities at March 31, 2005.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At March 31, 2005, we had Certificates of Deposit, short-term U.S. government securities and long-term U.S. government securities of $1.4 million, $16.6 million and $1.2 million, respectively.

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

PART II — OTHER INFORMATION

ITEM: 6    EXHIBITS

(a)	Exhibits.

	10.2.1	Amendment dated February 18, 2005 to the amended and Restated 2000 Employee Stock Purchase Plan.

	10.13	2005 Bonus Plan.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

	32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*

In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: May 13, 2005

LOGICVISION, INC.
(Registrant)

By:	/s/ JAMES T. HEALY

James T. Healy President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ BRUCE M. JAFFE

Bruce M. Jaffe Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.2.1	Amendment dated February 18, 2005 to the amended and Restated 2000 Employee Stock Purchase Plan.

10.13	2005 Bonus Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

*

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