Form 10-Q
period 2005-06-30
LOGICVISION INC
filed 2005-08-12
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

          At July 29, 2005, 18,833,788 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$6,304	$5,790
Short-term investments	13,746	15,552
Accounts receivable, net of allowance for doubtful accounts of $15 and $12	1,458	1,125
Prepaid expenses and other current assets	1,324	1,459

Total current assets	22,832	23,926
Property and equipment, net	1,199	907
Long-term investments	495	4,960
Intangible assets, net	616	767
Goodwill	6,846	6,846
Other long-term assets	1,554	1,837

Total assets	$33,542	$39,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$3,600	$3,500
Accounts payable	904	481
Accrued liabilities	2,076	2,385
Deferred revenue, current portion	4,173	4,885

Total current liabilities	10,753	11,251
Deferred revenue	2,083	3,184

Total liabilities	12,836	14,435

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 18,824 shares at June 30, 2005 and 18,170 shares at December 31, 2004	2	2
Additional paid-in capital	104,334	103,734
Deferred stock-based compensation	—	(1)
Accumulated other comprehensive income (loss)	(17)	74
Accumulated deficit	(83,613)	(79,001)

Total stockholders’ equity	20,706	24,808

Total liabilities and stockholders’ equity	$33,542	$39,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues:
License	$1,493	$1,300	$4,190	$2,449
Service	984	1,082	1,912	2,015
Product	58	71	110	209

Total revenues	2,535	2,453	6,212	4,673

Cost of revenues:
License	203	42	389	94
Service	531	744	1,100	1,286
Product	25	108	50	167

Total cost of revenues	759	894	1,539	1,547

Gross profit	1,776	1,559	4,673	3,126

Operating expenses:
Research and development	1,377	1,192	3,067	2,439
Sales and marketing	1,974	1,421	3,750	2,838
General and administrative	1,279	1,178	2,568	2,386

Total operating expenses	4,630	3,791	9,385	7,663

Loss from operations	(2,854)	(2,232)	(4,712)	(4,537)
Interest and other income, net	68	120	130	218

Loss before provision for income taxes	(2,786)	(2,112)	(4,582)	(4,319)
Provision for income taxes	14	14	30	32

Net loss	$(2,800)	$(2,126)	$(4,612)	$(4,351)

Net loss per common share, basic and diluted	$(0.15)	$(0.13)	$(0.25)	$(0.27)

Weighted average number of shares outstanding, basic and diluted	18,634	15,994	18,516	15,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(4,612)	$(4,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	320
Amortization of deferred stock-based compensation	1	85
Changes in operating assets and liabilities:
Accounts receivable	(332)	33
Prepaid expenses and other current assets	136	217
Other long-term assets	283	8
Accounts payable	423	(294)
Accrued liabilities	(309)	680
Deferred revenue	(1,813)	923

Net cash used in operating activities	(5,763)	(2,379)

Cash flows from investing activities:
Purchase of investments	(3,003)	(6,131)
Purchase of property and equipment	(592)	(422)
Proceeds from sales and maturities of investments	9,200	4,621

Net cash provided by (used in) investing activities	5,605	(1,932)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	600	494
Proceeds from short-term debt	1,000	—
Repayment of short-term debt	(900)	—

Net cash provided by financing activities	700	494

Effect of exchange rate on cash	(28)	(37)

Net increase (decrease) in cash and cash equivalents	514	(3,854)
Cash and cash equivalents, beginning of period	5,790	10,175

Cash and cash equivalents, end of period	$6,304	$6,321

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

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows.  The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

          The Company reclassified its investments in auction rate securities at December 31, 2003 and June 30, 2004 from cash equivalents to short-term investments.  The Company has reclassified $5.3 million and $1.8 million of these investments from cash and cash equivalents at December 31, 2003 and June 30, 2004, respectively.  In addition, the gross purchases and sales of these securities of $0.3 million and $3.8 million, respectively, have also been reported as investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004, rather than as a component of cash and cash equivalents.   These investments are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days.  Although the stated contractual maturities of these investments are long-term, the Company has the ability to liquidate these investments on a short-term basis.

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”), No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months and six months ended June 30, 2005 and 2004 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Numerator - Basic and Diluted
Net loss	$(2,800)	$(2,126)	$(4,612)	$(4,351)

Denominator - Basic and Diluted
Weighted average common stock outstanding	18,634	15,994	18,516	15,949

Basic and Diluted net loss per share	$(0.15)	$(0.13)	$(0.25)	$(0.27)

          Options and warrants to purchase an aggregate of 4.8 million and 4.6 million shares of common stock outstanding June 30, 2005 and June 30, 2004, respectively, were excluded from the computation of diluted shares because of their antidilutive effect on  net loss per share for the three months and six months then ended.

Note 2.    Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) and SAB 107 effective January 1, 2006.  The Company is currently reviewing the financial accounting, income tax and internal control implications of SFAS 123(R) and SAB 107. The adoption of SFAS 123(R) and SAB 107 are expected to have a significant impact on the Company’s financial position and results of operations.

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

          In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is not expected to have a significant impact on the Company’s results of operations or financial condition.

Note 3.    Cash and Cash Equivalents and Investments

          The Company considers all highly liquid investment instruments purchased with original maturities of three months or less at the acquisition date to be cash equivalents.  Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months, are considered to be short-term investments. All investments are classified as available-for-sale and are reported at fair value. Interest and realized gains and losses are included in interest and other income, net.  Realized gains and losses are recognized based on the specific identification method.

          Cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2005			December 31, 2004

	Cost	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$1,107	$—	$1,107	$1,541	$—	$1,541
Commecial Paper	1,995	—	1,995	—	—	—
Money market funds	2,505	—	2,505	2,711	—	2,711
U.S. government agency notes	697	—	697	1,538	—	1,538

Total cash and cash equivalents	$6,304	$—	$6,304	$5,790	$—	$5,790

Short-term investments:
Certificates of deposit	$475	$—	$475	—	—	—
U.S. government agency notes	13,336	(65)	13,271	$15,552	$—	$15,552

Total short-term investments	$13,811	$(65)	$13,746	$15,552	$—	$15,552

Long-term investments:
U.S. government agency notes	$496	$(1)	$495	$4,960	$—	$4,960

Total long-term investments	$496	$(1)	$495	$4,960	$—	$4,960

Total cash and cash equivalents, and investments	$20,611	$(66)	$20,545	$26,302	$—	$26,302

Note 4.    Business Combination

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

          The acquisition was accounted for as a purchase business combination. The purchase price of $7.4 million and $300,000 of legal, other professional expenses and other costs directly associated with the acquisition were allocated to the fair values of the assets acquired. The fair value of the developed technology and non-compete agreements were determined by management.  A summary of the purchase price allocation is as follows (in thousands):

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

Unaudited pro forma results of operations

          The following unaudited pro forma results of the Company present the SiVerion acquisition described above as if it had occurred on January 1, 2004. Adjustments have been made for the estimated increases in amortization of intangibles and other appropriate pro forma adjustments.  The information presented does not purport to be indicative of the results that would have been achieved had the acquisition been made as of January 1, 2004 nor of the results which may occur in the future (in thousands, except per share data):

	Three Month Ended June 30,		Six Month Ended June 30,

	2005	2004	2005	2004

Net revenue	$2,535	$2,501	$6,212	$4,746
Net loss	(2,800)	(2,482)	(4,612)	(5,201)
Loss per share - basic and diluted	(0.15)	(0.14)	(0.25)	(0.29)

Note 5.     Intangible Assets

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 6 (in thousands):

	June 30, 2005			December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(59)	$581	$640	$(35)	$605
Non-compete agreement	177	(142)	35	177	(15)	162

Total	$817	$(201)	$616	$817	$(50)	$767

          At December 31, 2004, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2005	$151
2006	287
2007	178

$616

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 6.    Loan Agreement

          The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 6.25% at June 30, 2005. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2006.  At June 30, 2005 there was $3.6 million outstanding and the Company was in compliance with all the operating and reporting covenants under the Agreement.  During the third quarter of 2005, the Company will be required to renegotiate the unrestricted cash and quarterly net loss covenants under the loan agreement as its financial condition and operating results are not expected to meet these covenants.

Note 7.    Commitments and Contingencies

Lease obligations
          The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at June 30, 2005 were $1.8 million as follows (in thousands):

Year ending December 31,	Operating Leases

2005	255
2006	463
2007	372
2008	322
2009	310
Thereafter	78

$1,800

Off-balance Sheet Arrangements
          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations
          The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of June 30, 2005.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2005.

Warranties
          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 8.    Concentration of Credit Risk

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.  Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Customer A	22%	21%	18%	21%
Customer B	11%	2%	9%	1%
Customer C	11%	7%	7%	6%
Customer D	4%	20%	9%	20%
Customer E	3%	2%	15%	3%

          At June 30, 2005, three customers accounted for 31%, 19%, and 19% of net accounts receivable, respectively.  At December 31, 2004, two customers accounted for approximately 19% and 11% of net accounts receivable, respectively.

Note 9.    Comprehensive Loss

          Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.  SFAS 130, “Reporting Comprehensive Income,” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders’ equity section of the balance sheet.

          The Company’s other comprehensive income consists primarily of adjustments to translate the financial statements of the Company’ foreign subsidiaries into U.S. dollars for consolidation, and unrealized gains (losses) on available-for-sale investments. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive loss, which is reported as a separate component of stockholders’ equity.

          For the three months and six months ended June, 2005 and 2004, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss	$(2,800)	$(2,126)	$(4,612)	$(4,351)
Other comprehensive income -
Cumulative translation adjustment	(16)	(19)	(26)	(37)
Unrealized losses on available-for-sale investments, net	49	—	(65)	—

Comprehensive loss	$(2,767)	$(2,145)	$(4,703)	$(4,388)

Note 10.    Deferred Stock-Based Compensation

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

          Had compensation cost for the Company’s stock-based compensation plan been determined based on the minimum value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,800)	$(2,126)	$(4,612)	$(4,351)
Add: Stock-based compensation expense included in reported net loss	—	43	1	85
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(1,087)	(879)	(2,051)	(1,802)

Pro forma net loss	$(3,887)	$(2,962)	$(6,662)	$(6,068)

Loss per share:
Basic and diluted - as reported	$(0.15)	$(0.13)	$(0.25)	$(0.27)

Basic and diluted - pro forma	$(0.21)	$(0.19)	$(0.36)	$(0.38)

          The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Expected average life of option	5.55 years	4 years	5.81 years	3.35 years
Risk-free interest rate	3.92%	3.38%	3.98%	2.56%
Expected dividends	—	—	—	—
Expected volatility	310%	295%	320%	285%

          The value of the purchase rights under the Company’s Purchase Plan has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Expected average life of option	0.4 years	0.5 years	0.4 years	0.5 years
Risk-free interest rate	2.00%	0.97%	1.85%	1.12%
Expected dividends	—	—	—	—
Expected volatility	327%	283%	306%	257%

          These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

Note 11.    Segment Reporting

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

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net revenues:
United States	$2,163	$1,936	$4,990	$3,521
Japan	214	483	881	1,007
Others	158	34	341	145

	$2,535	$2,453	$6,212	$4,673

          The following is a summary of the Company’s long-lived assets (in thousands):

	June 30, 2005	December 31, 2004

United States	$831	$596
India	153	140
Canada	169	99
Japan	46	72

	$1,199	$907

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our ability to renegotiate our loan agreement to meet operating covenants under our line of credit, our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customer , achieve design wins,  establish license agreements and obtain orders, reliance on a limited number of customers for a substantial portion of revenues, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

          Cost of Revenues

          Cost of license revenues consists primarily of software license and maintenance costs, and royalties paid to third party vendors. Cost of service revenues consists primarily of compensation and related costs and third-party consultant costs associated with providing postcontract customer support and consulting services.

          Operating Expenses

          Research and development expenses consist primarily of compensation and related costs for personnel, consulting services, and amortization of intangible assets and are net of any amounts received as reimbursement for research and development costs. All research and development costs are expensed as incurred.

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

Results of Operations

Orders and backlog

          We received new orders of $2.1 million in the second quarter of 2005 compared to $1.1 million in the first quarter of 2005.  Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for  large orders.

          Our backlog for the most recent two quarters was as follows: $15.3 million at June 30, 2005 and $16 million at March 31, 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. Due to possible customer modification and/or cancellation of orders, our backlog at any particular date is not necessarily indicative of actual revenues for any succeeding period. We expect that revenues in the third quarter of 2005 will decrease compared with the second quarter of 2005 due to the lower level of new orders booked in the first six months of 2005.  We expect that these lower revenues will also result in an increased operating loss.

Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months and six months ended June 30, 2005 and 2004 (in thousands, except percentage data):

	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Revenues:
License	$1,493	58.9%	$1,300	53.0%	$193	14.8%
Service	984	38.8%	1,082	44.1%	(98)	-9.1%
Product	58	2.3%	71	2.9%	(13)	-18.3%

Total revenues	$2,535	100.0%	$2,453	100.0%	$82	3.3%

Cost of revenues:
License	$203	8.0%	$42	1.7%	$161	383.3%
Service	531	20.9%	744	30.3%	(213)	-28.6%
Product	25	1.0%	108	4.4%	(83)	-76.9%

Total cost of revenues	$759	29.9%	$894	36.4%	$(135)	-15.1%

Gross profit	1,776	70.1%	1,559	63.6%	217	13.9%

Six months ended:
Revenues:
License	$4,190	67.4%	$2,449	52.4%	$1,741	71.1%
Service	1,912	30.8%	2,015	43.1%	(103)	-5.1%
Product	110	1.8%	209	4.5%	(99)	-47.4%

Total revenues	$6,212	100.0%	$4,673	100.0%	$1,539	32.9%

Cost of revenues:
License	$389	6.3%	$94	2.0%	$295	313.8%
Service	1,100	17.7%	1,286	27.5%	(186)	-14.5%
Product	50	0.8%	167	3.6%	(117)	-70.1%

Total cost of revenues	$1,539	24.8%	$1,547	33.1%	$(8)	-0.5%

Gross profit	4,673	75.2%	3,126	66.9%	1,547	49.5%

          Total revenues increased in the three months ended June 30, 2005 compared to the comparable period in fiscal 2004 primarily due to increased license revenues from a new customer, partially offset by a decrease in service revenues resulting from a consulting project which was completed in June 30, 2004.  In the six months ended June 30, 2005, total revenues increased primarily due to an increase in license revenues resulting from revenue recognized on an existing order which had extended payment terms, and other orders from new customers.

          Total cost of revenues decreased in the three months ended June 30, 2005 compared to the comparable period in fiscal 2004 primarily due to lower cost of service revenues resulting from a consulting project which was completed in 2004 and higher cost of product revenues resulting from an inventory reserve recorded in the prior period, partially offset by an increase in cost of license revenues of $0.1 million resulting from the use of third party software. In the six months ended June 30, 2005, cost of revenues were essentially flat compared with the same period in 2004.  However, cost of license revenues increases, primarily due to the use of third party software of $0.3 million, were offset by cost of service revenues decreases due to lower cost of service revenues resulting from a consulting project, which was completed in 2004 and an inventory reserve of $0.1 million recorded in the prior period.

Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the three months and six months ended June 30, 2005 and 2004 (in thousands, except percentage data):

	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue

Three months ended:
Revenue by product line:
ETCreate	$2,237	88.3%	$2,171	88.5%
ETAccess	279	11.0%	282	11.5%
SiVision	19	0.7%	—	—

Total revenues	$2,535	100.0%	$2,453	100.0%

Six months ended:
Revenue by product line:
ETCreate	$5,119	82.4%	$4,253	91.0%
ETAccess	1,056	17.0%	420	9.0%
SiVision	37	0.6%	—	—

Total revenues	$6,212	100.0%	$4,673	100.0%

	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue

Three months ended:
Revenue by geographic region:
United States	$2,163	85.3%	$1,936	78.9%
Japan	214	8.5%	483	19.7%
Rest of the World	158	6.2%	34	1.4%

Total revenues	$2,535	100.0%	$2,453	100.0%

Six months ended:
Revenue by geographic region:
United States	$4,990	80.3%	$3,521	75.3%
Japan	881	14.2%	1,007	21.6%
Rest of the World	341	5.5%	145	3.1%

Total revenues	$6,212	100.0%	$4,673	100.0%

Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased in part from higher license revenues from existing customers and in part from revenue recognized on an existing order which had extended payment terms.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue increased primarily from revenue recognized on an existing order which had extended payment terms.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004.

          The increase in revenue as a percentage of revenue in the six months ended June 30, 2005 compared to the comparable period in fiscal 2004 from the ETAccess product line is primarily due to an existing order in which the license revenue was recognized in the first fiscal quarter of 2005.  The decrease in revenue as a percentage of revenue in the six months ended June 30, 2005 compared to the comparable period in fiscal 2004 from the ETCreate product group is primarily due to the higher ETAccess revenues.

Geographic region:

          Revenue in the United States and Rest of the World increased as a percentage of total revenue increased in both the three months and six months ended June 30, 2005 compared to the comparable periods in fiscal 2004 primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue increased in both the three months and six months ended June 30, 2005 compared to the comparable periods in fiscal 2004 primarily due to lower revenues from existing customers.

Operating Expenses:

          The table below sets forth operating expense data for the three months and six months ended June 30, 2005 and 2004 (in thousands, except percentage data):

	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Operating expenses:
Research and development	$1,377	54.3%	$1,192	48.6%	$185	15.5%
Sales and marketing	1,974	77.9%	1,421	57.9%	553	38.9%
General and administrative	1,279	50.5%	1,178	48.0%	101	8.6%

Total operating expenses	$4,630	182.7%	$3,791	154.5%	$839	22.1%

Six months ended:
Operating expenses:
Research and development	$3,067	49.4%	$2,439	52.2%	$628	25.7%
Sales and marketing	3,750	60.4%	2,838	60.7%	912	32.1%
General and administrative	2,568	41.3%	2,386	51.1%	182	7.6%

Total operating expenses	$9,385	151.1%	$7,663	164.0%	$1,722	22.5%

          Research and development expenses increased in the three months and six months ended June 30, 2005 primarily due to an increase in salary and other related expenses resulting from the hiring of 12 additional employees, and an increase in third-party consulting expenses; partially offset by lower compensation expense resulting from a Canada research and development credit of $0.2 million received in the three months ended June 30, 2005.   The research and development credit is a refundable tax credit based on research and development conducted in Canada.

          Sales and marketing expenses increased in the three months and six months ended June 30, 2005 primarily due to compensation and related expenses related to the hiring of 3 additional employees and higher promotion expenses.

          General and administrative expenses increased in the three and six months ended June 30, 2005 primarily due to compensation and related expense resulting from the hiring of 2 additional employees.

          A portion of the increase in operating expenses is a direct result of our acquisition of SiVerion, Inc. in November 2004.

          We expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.

Other Items:

          The table below sets forth other data for the three months and six months ended June 30, 2005 and 2004 (in thousands, except percentage data):

	June 30, 2005	% of Revenue	June 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Interest and other income	$68	2.7%	$120	4.9%	$(52)	-43.3%
Provision for income taxes	$14	0.6%	$14	0.6%	$—	—
Six months ended:
Interest and other income	$130	2.1%	$218	4.7%	$(88)	-40.4%
Provision for income taxes	$30	0.5%	$32	0.7%	$(2)	-6.3%

          Interest and other income decreased due to a decrease in investment balances, and an increase in interest expense resulting from the outstanding bank loan.

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

Liquidity and Capital Resources

          At June 30, 2005, we had cash and cash equivalents and investments of $20.5 million and working capital of $12.1 million.

          Net cash used in operating activities was $5.8 million and $2.4 million in the first six months of 2005 and 2004, respectively. Net cash used in operating activities for the six months ended June 30, 2005 was primarily due to a net loss of $4.6 million, a decrease in deferred revenue of $1.8 million due to lower orders in the first six months of 2005 and an increasing preference of customers for quarterly billings, a decrease in accrued liabilities of $0.3 million and an increase in accounts receivable of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization of $0.5 million, an increase in accounts payable of $0.4 million and a decrease of other assets of $0.3 million. Net cash used in operating activities for the six months ended June 30, 2004 was primarily due to a net loss of $4.4 million and a decrease in accounts payable of $0.3 million, partly offset by non-cash charges relating to depreciation and amortization and amortization of deferred stock-based compensation of $0.3 million and $0.1 million, respectively, an increase in deferred revenue of $0.9 million, an increase in other accrued liabilities of $0.7 million, and a decrease in prepaid expenses and other current assets of $0.2 million.

          Net cash provided by investing activities was $5.6 million in the first six months of 2005 and net cash used in investing activities was $1.9 million in the first six months of 2004. Net cash provided by investing activities in the first six months of 2005 was primarily due to the proceeds from maturities of marketable securities of $9.2 million, partially offset by the purchase of marketable securities of $3.0 million and the purchase of property and equipment of $0.6 million. Net cash used in investing activities for the six months ended June 30, 2004 was primarily due to the purchase of marketable securities and short-term investments of $6.1 million and the purchase of property and equipment of $0.4 million, partly offset by proceeds from the maturity of marketable securities of $4.6 million.

          Net cash provided by financing activities was $0.7 million and $0.5 million for the first six months of 2005 and 2004, respectively. Net cash provided by financing activities for the first six months of 2005 were primarily due to the proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options of $0.6 million, and net proceeds from bank loan of $0.1 million. Net cash provided by financing activities for the six months ended June 30, 2004 was primarily due to the proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options.

          We have a revolving loan agreement with a bank under which we may borrow up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 6.25% at June 30, 2005.  Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were $3.6 million outstanding under this agreement at June 30, 2005, and the agreement expires on February 28, 2006.  At June 30, 2005, we were in compliance with all operating and reporting covenants under the loan agreement.  During the third quarter of 2005, we will be required to renegotiate the unrestricted cash and quarterly net loss covenants under the loan agreement as we expect our financial condition and operating results will not meet these covenants.

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

Contractual Obligations and Other Commercial Commitments

          At June 30 2005, our obligations under contractual obligations and commercial commitments, primarily leasing arrangements, were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	$255
2006	463
2007	372
2008	322
2009	310
Thereafter	78

$1,800

          We rent office facilities under noncancelable operating leases which expire through March 2010. We are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at June 30, 2005 were $1.8 million.

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

          To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot assure you that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	our current and potential customers may not accept or embrace our new LV2005TM integrated family of products;

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;

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

•	our current and potential customers may not accept or embrace our SiVisionTM product; and

•	designers may be reluctant to take on the added responsibility of incorporating embedded test technology as part of their design process, or to learn how to implement embedded test technology.

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

We have a history of losses and an accumulated deficit of approximately $83.6 million as of June 30, 2005. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $4.6 million for the six months ended June 30, 2005, $8.4 million for the year ended December 31, 2004 and $12.0 million for the year ended December 31, 2003. At June 30, 2005, we had an accumulated deficit of approximately $83.6 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. Because we expect to continue to invest in product and business development, our expenditures could continue to outpace growth in our revenues, if any, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

If a customer cancels its order or defaults on payment or if we renegotiate an existing order we may be unable to recognize revenue from backlog, which could have a material adverse effect on our financial condition and results of operations.

          A portion of the orders in our backlog provides customers with cancellation rights or is recognized as revenue when payment is due.  If a customer cancels its order or delays its contractual payments we may not be able to realize revenue from backlog in the time frame expected or at all.  In addition, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog.  If a customer defaults or fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

Fluctuations in our revenues and operating results may be caused by:

•	timing, terms and conditions of customer agreements;

•	customers placing orders at the end of the quarter;

•	the mix of our license and services revenues;

•	timing of customer usage of our technology in their product designs and the recognition of revenues therefrom when amounts are due based on design usage;

•	timing of sales commission expenses and the recognition of license revenues from related customer agreements;

•	changes in our and our customers’ development schedules and levels of expenditures on research and development;

•	industry patterns and changes or cyclical and seasonal fluctuations in the markets we target;

•	timing and completion of milestones under customer agreements;

•	timing and acceptance of new technologies, product releases or enhancements by us, our competitors or our customers; and

•	market and general economic conditions.

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

          We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 18%, and 15% of total revenues in the six months ended June 30, 2005, respectively. Five customers accounted for approximately 55% of total revenues in 2004, of which two customers accounted for 20% and 17%, respectively. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

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

          For example, we expect the adoption of the FASB’s recently issued SFAS 123(R), which requires compensation costs relating to share-based payment transactions be recognized in financial statements beginning in January 2006, will have a material adverse impact on our results of operations and loss per share.

          Accounting policies affecting many other aspects of our business, including rules relating to revenue recognition and purchase accounting for business combinations have recently been revised or are under review. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

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

          We depend on our senior executives, and our research and development, sales and marketing personnel, who are critical to our business.  We do not have long-term employment agreements with our key employees nor do we maintain a key person life insurance policy on any of our key employees.. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed.  We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of any executives or new personnel could disrupt our ongoing operations.

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

          We offer our products and services for sale through distributors and sales representatives in China, France, Germany, Israel, Korea, Taiwan and the United Kingdom (UK). We anticipate that sales in these markets will account for a portion of our total revenues in future periods.  During 2004, we appointed a new distributor in Germany. In 2005, we appointed a sales representative in Israel and distributors in France and the UK.  Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with this new distributor and sales representative, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

          International revenues accounted for 25% of our total revenues for the six months ended June 30, 2005 and 22% of our total revenues for the year ended December 31, 2004.  In addition to our international sales, we have operations in Canada, Japan, UK and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          We intend to continue to expand the range of our proprietary technologies and products, and we may acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise.  For example, in the fourth quarter of 2004, we completed the acquisition of SiVerion, Inc.  We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. Our recent acquisition of SiVerion, Inc. and any future acquisitions may involve risks such as the following:

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of June 30, 2005, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would result in approximately a $0.1 million decline in the fair value of our available-for-sale securities at June 30, 2005.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At June 30, 2005, we had Certificates of Deposit, short-term U.S. government agency notes and long-term U.S. government agency notes of $0.5 million, $13.3 million and $0.5 million, respectively.

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

PART II — OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 19, 2005.

(b)	The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

(1) Election of Directors.

	Votes For	Withheld

Vinod K. Agarwal	14,164,037	138,934
Gregg E. Adkin	14,085,396	217,575
Richard C. Black	14,061,447	241,524
James T. Healy	14,174,712	128,259
Randall A. Hughes	14,199,049	103,922
Matthew Raggett	14,075,496	227,475
Richard C. Yonker	14,154,850	148,121

(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Votes For	Against	Abstain

14,282,649	12,922	7,400

ITEM: 6    EXHIBITS

(a)	Exhibits.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

	32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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

          Dated: August 12, 2005

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