Form 10-Q
period 2005-09-30
LOGICVISION INC
filed 2005-11-09
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☐  No   ☒

          Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

          At October 31, 2005, 18,840,653 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$3,725	$5,790
Short-term investments	10,450	15,552
Accounts receivable, net of allowance for doubtful accounts of $13 and $12	1,243	1,125
Prepaid expenses and other current assets	1,233	1,459

Total current assets	16,651	23,926
Property and equipment, net	1,202	907
Long-term investments	—	4,960
Intangible assets, net	540	767
Goodwill	6,846	6,846
Other long-term assets	1,411	1,837

Total assets	$26,650	$39,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$3,500
Accounts payable	698	481
Accrued liabilities	2,427	2,385
Deferred revenue, current portion	4,672	4,885

Total current liabilities	7,797	11,251
Deferred revenue	981	3,184

Total liabilities	8,778	14,435

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 18,838 shares at September 30, 2005 and 18,170 shares at December 31, 2004	2	2
Additional paid-in capital	104,358	103,734
Deferred stock-based compensation	—	(1)
Accumulated other comprehensive income (loss)	(1)	74
Accumulated deficit	(86,487)	(79,001)

Total stockholders’ equity	17,872	24,808

Total liabilities and stockholders’ equity	$26,650	$39,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues:
License	$1,250	$1,662	$5,440	$4,111
Service	892	962	2,804	2,977
Product	58	69	168	278

Total revenues	2,200	2,693	8,412	7,366

Cost of revenues:
License	261	42	650	136
Service	468	691	1,568	1,977
Product	25	99	75	266

Total cost of revenues	754	832	2,293	2,379

Gross profit	1,446	1,861	6,119	4,987

Operating expenses:
Research and development	1,394	1,220	4,461	3,659
Sales and marketing	1,943	1,530	5,693	4,368
General and administrative	1,054	980	3,622	3,366

Total operating expenses	4,391	3,730	13,776	11,393

Loss from operations	(2,945)	(1,869)	(7,657)	(6,406)
Interest and other income, net	81	106	211	324

Loss before provision for income taxes	(2,864)	(1,763)	(7,446)	(6,082)
Provision for income taxes	9	4	39	36

Net loss	$(2,873)	$(1,767)	$(7,485)	$(6,118)

Net loss per common share, basic and diluted	$(0.15)	$(0.11)	$(0.40)	$(0.38)

Weighted average number of shares outstanding, basic and diluted	18,836	16,065	18,621	15,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(7,485)	$(6,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	468
Amortization of deferred stock-based compensation	1	39
Changes in operating assets and liabilities:
Accounts receivable	(118)	195
Prepaid expenses and other current assets	226	(69)
Other long-term assets	427	(1,499)
Accounts payable	217	1,606
Accrued liabilities	42	849
Deferred revenue	(2,417)	1,114

Net cash used in operating activities	(8,404)	(3,415)

Cash flows from investing activities:
Purchase of investments	(4,863)	(10,567)
Purchase of property and equipment	(753)	(528)
Proceeds from sales and maturities of investments	14,873	9,467

Net cash provided by (used in) investing activities	9,257	(1,628)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	625	639
Proceeds from short-term debt	1,000	—
Repayment of short-term debt	(4,500)	—

Net cash provided by (used in) financing activities	(2,875)	639

Effect of exchange rate on cash and cash equivalents	(43)	(32)

Net decrease in cash and cash equivalents	(2,065)	(4,436)
Cash and cash equivalents, beginning of period	5,790	10,175

Cash and cash equivalents, end of period	$3,725	$5,739

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

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”)  have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows.  The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

          The Company reclassified its investments in auction rate securities at December 31, 2003 and September 30, 2004 from cash equivalents to short-term investments.  The Company has reclassified $5.3 million and $1.8 million of these investments from cash and cash equivalents at December 31, 2003 and September 30, 2004, respectively.  In addition, the gross purchases and sales of these securities of $0.3 million and $3.8 million, respectively, have also been reported as investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, rather than as a component of cash and cash equivalents.   These investments are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days.  Although the stated contractual maturities of these investments are long-term, the Company has the ability to liquidate these investments on a short-term basis.

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months and nine months ended September 30, 2005 and 2004 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Numerator - Basic and Diluted
Net loss	$(2,873)	$(1,767)	$(7,485)	$(6,118)

Denominator - Basic and Diluted
Weighted average common stock outstanding	18,836	16,065	18,621	15,990

Basic and Diluted net loss per share	$(0.15)	$(0.11)	$(0.40)	$(0.38)

          Options and warrants to purchase an aggregate of 4.6 million shares of common stock outstanding September 30, 2005 and 2004, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three months and nine months then ended.

Note 2.    Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company will adopt SFAS 123(R) and SAB 107 effective January 1, 2006.  The Company is currently reviewing the financial accounting, income tax and internal control implications of SFAS 123(R) including related FASB Staff Positions issued in 2005, and SAB 107. The adoption of SFAS 123(R) and SAB 107 are expected to have a significant impact on the Company’s financial position and results of operations. In October 2005, the Company announced acceleration of stock option vesting under its stock option plans.

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

          Cash, cash equivalents and investments consist of the following (in thousands):

	September 30, 2005			December 31, 2004

	Cost	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Losses	Estimated Fair Value

Cash and cash equivalents:
Cash	$929	$—	$929	$1,541	$—	$1,541
Commecial Paper	1,472	—	1,472	—	—	—
Money market funds	154	—	154	2,711	—	2,711
U.S. government agency notes	1,170	—	1,170	1,538	—	1,538

Total cash and cash equivalents	$3,725	$—	$3,725	$5,790	$—	$5,790

Short-term investments:
Certificates of deposit	$675	$—	$675	$—	$—	$—
Commecial Paper	250	—	250	—	—	—
U.S. government agency notes	9,568	(43)	9,525	15,552	—	15,552

Total short-term investments	$10,493	$(43)	$10,450	$15,552	$—	$15,552

Long-term investments:
U.S. government agency notes	$—	$—	$—	$4,960	$—	$4,960

Total long-term investments	$—	$—	$—	$4,960	$—	$4,960

Total cash and cash equivalents, and investments	$14,218	$(43)	$14,175	$26,302	$—	$26,302

Note 4.    Business Combination

          In November 2004, the Company completed the acquisition of SiVerion, Inc. (“SiVerion”) for a total purchase price of $7.7 million, including $0.3 million of legal, other professional expenses and other costs directly associated with the acquisition.  At the closing the Company paid $1.4 million in cash and issued 2 million shares of its common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debtholders.  The purchase price also includes a contingent payment of up to $2 million in cash payable on November 5, 2006 if the average closing price of the Company’s common stock for the 10 trading days immediately prior thereto is less than $3.00.  SiVerion’s software products aggregate and analyze data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

          The acquisition was accounted for as a purchase business combination. The purchase price of $7.4 million and $0.3 million of legal, other professional expenses and other costs directly associated with the acquisition were allocated to the fair values of the assets acquired. The fair value of the developed technology and non-compete agreements were determined by management.  A summary of the purchase price allocation is as follows (in thousands):

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

	Three Month Ended September 30,		Nine Month Ended September 30,

	2005	2004	2005	2004

Total revenue	$2,200	$2,713	$8,412	$7,459
Net loss	(2,873)	(2,004)	(7,485)	(7,207)
Loss per share - basic and diluted	(0.15)	(0.11)	(0.40)	(0.40)

Note 5.     Intangible Assets

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 4 (in thousands):

	September 30, 2005			December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(196)	$444	$640	$(35)	$605
Non-compete agreement	177	(81)	96	177	(15)	162

Total	$817	$(277)	$540	$817	$(50)	$767

          At September 30, 2005, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2005	$75
2006	287
2007	178

$540

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 6.    Loan Agreement

          The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 6.75% at September 30, 2005. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2006.  At September 30, 2005 there were no outstanding borrowings under the agreement. At that date, the Company was not in compliance with the cash balance and net loss covenants under the agreement. The Company is currently negotiating an amendment to the loan agreement; however, the bank may not agree to any amendment and may not renew the loan agreement when it expires.

Note 7.    Commitments and Contingencies

Lease obligations
          The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at September 30, 2005 were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	$159
2006	595
2007	382
2008	322
2009	310
Thereafter	78

$1,846

Off-balance Sheet Arrangements
          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

Indemnification Obligations
          The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of September 30, 2005.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2005.

Warranties
          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2005. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 8.    Concentration of Credit Risk

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.  Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Customer A	27%	19%	20%	20%
Customer B	4%	2%	12%	3%
Customer C	4%	16%	8%	18%
Customer D	8%	13%	9%	6%

          At September 30, 2005, three customers accounted for 30%, 25%, and 24% of net accounts receivable, respectively.  At December 31, 2004, two customers accounted for approximately 19% and 11% of net accounts receivable, respectively.

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

          The Company’s other comprehensive income consists primarily of adjustments to translate the financial statements of the Company’s foreign subsidiaries into U.S. dollars upon consolidation, and unrealized gains (losses) on available-for-sale investments. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity.

          For the three months and nine months ended September, 2005 and 2004, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss	$(2,873)	$(1,767)	$(7,485)	$(6,118)
Other comprehensive income -
Cumulative translation adjustment	(6)	10	(32)	(27)
Unrealized gain (loss) on available-for-sale investments, net	22	—	(43)	—

Comprehensive loss	$(2,857)	$(1,757)	$(7,560)	$(6,145)

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

          Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months September 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,873)	$(1,767)	$(7,485)	$(6,118)
Add: Stock-based compensation expense included in reported net loss	—	(46)	1	39
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(476)	(460)	(1,772)	(1,747)

Pro forma net loss	$(3,349)	$(2,273)	$(9,256)	$(7,826)

Loss per share:
Basic and diluted - as reported	$(0.15)	$(0.11)	$(0.40)	$(0.38)

Basic and diluted - pro forma	$(0.18)	$(0.14)	$(0.50)	$(0.49)

          During 2005, the Company corrected the volatility assumptions used in estimating the fair value of option grants and of purchase rights for SFAS 123 pro forma disclosures under the Company’s employee stock purchase plan.  As a result the stock-based compensation expense as disclosed in the SFAS pro forma disclosures above has been corrected for the nine months ended September 30, 2005 and 2004, and the three months ended September 30, 2004.  The pro forma net loss and pro forma net loss per share have been recalculated based on this corrected expense.  There was no impact to net loss or any other financial statement amounts as a result of this correction.

          For the three and nine months ended September 30, 2004, the stock compensation expense amount has been adjusted to reflect lower calculated fair values for option grants and purchase rights which resulted in a decrease of $0.3 million ($0.02 per share) and $0.8 million ($0.05 per share), respectively, in pro forma net loss. The adjustment was required as the Company corrected its estimate of volatility used to value option grants and purchase rights.

          The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Expected average life of option	4.23 years	4.4 years	5.78 years	3.6 years
Risk-free interest rate	4.00%	3.55%	3.98%	2.80%
Expected dividends	—	—	—	—
Expected volatility	89%	80%	84%	79%

          The value of the purchase rights under the Company’s employee stock purchase plan has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Expected average life of option	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.37%	1.64%	2.73%	1.35%
Expected dividends	—	—	—	—
Expected volatility	67%	73%	75%	71%

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

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Net revenues:	2005	2004	2005	2004

United States	$1,753	$2,080	$6,743	$5,601
Japan	254	555	1,135	1,562
Others	193	58	535	203

	$2,200	$2,693	$8,413	$7,366

          The following is a summary of the Company’s long-lived assets (in thousands):

	September 30, 2005	December 31, 2004

United States	$842	$596
India	124	140
Canada	201	99
Japan	35	72

	$1,202	$907

Note 12.    Subsequent Events

          In October 2005, the Company announced acceleration of stock option vesting under its stock option plans. As a result of the acceleration, the Company expects to avoid recognition of approximately $1.5 million of future compensation expense associated with these options in future periods, upon the expected implementation of SFAS 123(R) in January 2006, including approximately $0.9 million in 2006.

          In November 2005, the Company announced the implementation of a restructuring plan to reduce its North American workforce by approximately 20 percent and to take other measures to reduce costs.  The Company estimates that total costs related to the restructuring will not exceed $1 million, and will be incurred primarily over the next three to six months.

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

When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, unanticipated costs, delays or difficulties in implementing our restructuring plan, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, the expected effects of acceleration of stock options, our ability to successfully renegotiate our loan agreement, our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers , achieve design wins,  establish license agreements and obtain orders, reliance on a limited number of customers for a substantial portion of revenues, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the exact size of our workforce reduction, expected total costs relating to our restructuring and timing of the incurrence of those costs, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

          In the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Results,” all references to “LogicVision,” “we,” “us,” “our” or the “Company” mean LogicVision, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

          LogicVision and the LogicVision logo are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Critical Accounting Policies and Estimates

          LogicVision’s financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition and allowance for doubtful accounts, accounting for income taxes, estimated liabilities and impairment of long-lived assets and goodwill, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Orders and backlog

          We received new orders of $7.0 million in the third quarter of 2005 compared to $2.1 million in the second quarter of 2005. These orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

          Our backlog for the most recent two quarters was as follows: $19.8 million at September 30, 2005 and $15.3 million at June 30, 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A significant portion of the orders which have been accepted but have not yet been billed provides customers with cancellation rights and customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

          Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except percentage data):

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Revenues:
License	$1,250	56.9%	$1,662	61.7%	$(412)	-24.8%
Service	892	40.5%	962	35.7%	(70)	-7.3%
Product	58	2.6%	69	2.6%	(11)	-15.9%

Total revenues	$2,200	100.0%	$2,693	100.0%	$(493)	-18.3%

Cost of revenues:
License	$261	11.9%	$42	1.6%	$219	521.4%
Service	468	21.3%	691	25.7%	(223)	-32.3%
Product	25	1.1%	99	3.7%	(74)	-74.7%

Total cost of revenues	$754	34.3%	$832	31.0%	$(78)	-9.4%

Gross profit	1,446	65.7%	1,861	69.0%	(415)	-22.3%

Nine months ended:
Revenues:
License	$5,440	64.7%	$4,111	55.8%	$1,329	32.3%
Service	2,804	33.3%	2,977	40.4%	(173)	-5.8%
Product	168	2.0%	278	3.8%	(110)	-39.6%

Total revenues	$8,412	100.0%	$7,366	100.0%	$1,046	14.2%

Cost of revenues:
License	$650	7.7%	$136	1.8%	$514	377.9%
Service	1,568	18.6%	1,977	26.8%	(409)	-20.7%
Product	75	0.9%	266	3.6%	(191)	-71.8%

Total cost of revenues	$2,293	27.2%	$2,379	32.2%	$(86)	-3.6%

Gross profit	6,119	72.8%	4,987	67.8%	1,132	22.7%

          Total revenues decreased in the three months ended September 30, 2005 compared to the same period in fiscal 2004 primarily due to decreased license revenues from existing customers.  In the nine months ended September 30, 2005, total revenues increased primarily due to an increase in license revenues resulting from revenue recognized on an existing order which had extended payment terms, and other orders from new customers.

          Total cost of revenues decreased in the three months ended September 30, 2005 compared to the same period in fiscal 2004 primarily due to lower cost of service revenues resulting from reduced post-sales support, partially offset by an increase in cost of license revenues of $0.2 million resulting from the use of third party software and amortization of acquired technology. In the nine months ended September 30, 2005, cost of revenues decreased primarily due to decreases in cost of service revenues of $0.4 million resulting from a consulting project which was completed in 2004 and a reduction in post-sales support costs, and cost of product revenue of $0.2 million primarily due to an inventory reserve recorded in the prior period, partially offset by an increase in cost of licenses revenue of $0.5 million resulting from the use of third party software.

Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except percentage data):

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Revenue by product line:
ETCreate	$1,834	83.3%	$2,411	89.5%	$(577)	-23.9%
ETAccess	340	15.5%	282	10.5%	58	2.4%
SiVision	26	1.2%	—	—	26	1.1%

Total revenues	$2,200	100.0%	$2,693	100.0%	$(493)	-18.3%

Nine months ended:
Revenue by product line:
ETCreate	$6,953	82.7%	$6,664	90.5%	$289	12.0%
ETAccess	1,396	16.6%	702	9.5%	694	28.8%
SiVision	63	0.7%	—	—	63	2.6%

Total revenues	$8,412	100.0%	$7,366	100.0%	$1,046	14.2%

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Revenue by geographic region:
United States	$1,753	79.7%	$2,080	77.2%	$(327)	-13.6%
Japan	254	11.5%	555	20.6%	(301)	-12.5%
Rest of the World	193	8.8%	58	2.2%	135	5.6%

Total revenues	$2,200	100.0%	$2,693	100.0%	$(493)	-18.3%

Nine months ended:
Revenue by geographic region:
United States	$6,743	80.2%	$5,601	76.0%	$1,142	47.4%
Japan	1,135	13.5%	1,562	21.2%	(427)	-17.7%
Rest of the World	534	6.3%	203	2.8%	331	13.7%

Total revenues	$8,412	100.0%	$7,366	100.0%	$1,046	14.2%

Product line:
          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased due to higher license revenues from existing customers and from revenue recognized on an existing order which had extended payment terms.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue increased primarily due to revenue recognized on an existing order which had extended payment terms.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004.

          The increase in revenue as a percentage of revenue in the nine months ended September 30, 2005 compared to the same period in fiscal 2004 from the ETAccess product line is primarily due to an existing order in which the license revenue was recognized in the first fiscal quarter of 2005.  The decrease in revenue as a percentage of revenue in the nine months ended September 30, 2005 compared to the same period in fiscal 2004 from the ETCreate product group is primarily due to the higher ETAccess revenues.

Geographic region:

          Revenue in the United States and Rest of the World increased as a percentage of total revenue in both the three months and nine months ended September 30, 2005 compared to the same periods in fiscal 2004, primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue in both the three months and nine months ended September 30, 2005 compared to the same periods in fiscal 2004 primarily due to lower revenues from existing customers.

Operating Expenses:

          The table below sets forth operating expense data for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except percentage data):

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Operating expenses:
Research and development	$1,394	63.4%	$1,220	45.3%	$174	14.3%
Sales and marketing	1,943	88.3%	1,530	56.8%	413	27.0%
General and administrative	1,054	47.9%	980	36.4%	74	7.6%

Total operating expenses	$4,391	199.6%	$3,730	138.5%	$661	17.7%

Nine months ended:
Operating expenses:
Research and development	$4,461	53.0%	$3,659	49.7%	$802	21.9%
Sales and marketing	5,693	67.7%	4,368	59.3%	1,325	30.3%
General and administrative	3,622	43.1%	3,366	45.7%	256	7.6%

Total operating expenses	$13,776	163.8%	$11,393	154.7%	$2,383	20.9%

          Research and development expenses increased in the three months and nine months ended September 30, 2005 compared to the same periods in fiscal 2004, primarily due to an increase in salary and other related expenses resulting from the hiring of 12 additional employees, and an increase in third-party consulting expenses, partially offset by lower compensation expense resulting from a Canada research and development credit of $0.2 million received in the second quarter of 2005. The research and development credit is a refundable tax credit based on research and development conducted in Canada.

          Sales and marketing expenses increased in the three months ended September 30, 2005 compared to the same period in fiscal 2004 primarily due to increases in compensation of $0.2 million, consulting services of $0.1 million and post-sales support of $0.1 million. In the nine months ended September 30, 2005, sales and marketing expenses increased primarily due to increases in compensation resulting from the hiring of 4 additional employees, increase in trade show and related expenses of $0.2 million, consulting expense of $0.1 million and higher pre-sales technical support costs of $0.2 million.

          General and administrative expenses increased in the three and nine months ended September 30, 2005 compared to the same periods in fiscal 2004, primarily due to compensation and related expense resulting from the hiring of 2 additional employees.

          A portion of the increase in operating expenses is a direct result of our acquisition of SiVerion, Inc. in November 2004.

          In October 2005, we announced acceleration of stock option vesting under its stock option plans. As a result of the acceleration, we expect to avoid recognition of up to approximately $1.5 million of future compensation expense associated with these options in future periods, upon the expected implementation of SFAS 123(R) in January 2006, including up to approximately $0.9 million in 2006.

          In November 2005, we announced that we are implementing a restructuring plan to reduce our North American workforce by approximately 20 percent and to take other measures to reduce costs.  We estimate that total costs related to the restructuring will not exceed $1 million, and will be incurred primarily over the next three to six months.

Other Items:

          The table below sets forth other data for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except percentage data):

	September 30, 2005	% of Revenue	September 30, 2004	% of Revenue	Dollar Change	Percentage Change

Three months ended:
Interest and other income, net	$81	3.7%	$106	3.9%	$(25)	-23.6%
Provision for income taxes	$9	0.4%	$4	0.1%	$5	1.25
Nine months ended:
Interest and other income, net	$211	2.5%	$324	4.4%	$(113)	-34.9%
Provision for income taxes	$39	0.5%	$36	0.5%	$3	8.3%

          Interest and other income, net decreased in the three and nine months ended September 30, 2005 compared to the same periods in fiscal 2004, due to a decrease in investment balances, and an increase in interest expense resulting from the outstanding bank loan.

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

Liquidity and Capital Resources

          At September 30, 2005, we had cash and cash equivalents and investments of $14.2 million and working capital of $8.9 million.

          Net cash used in operating activities was $8.4 million and $3.4 million in the first nine months of 2005 and 2004, respectively. Net cash used in operating activities for the nine months ended September 30, 2005 was primarily due to a net loss of $7.5 million, a decrease in deferred revenue of $2.4 million due to an increasing preference of customers for quarterly billings, partially offset by non-cash charges relating to depreciation and amortization of $0.7 million, a decrease of other assets and prepaid expenses of $0.4 million and $0.2 million respectively, and an increase in accounts payable of $0.2 million. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily due to a net loss of $6.1 million, an increase in other long-term assets of $1.5 million resulting from a prepaid license fee for technology incorporated in our ETCreate product and an increase in prepaid expenses of $0.1 million, partly offset by an increase in accounts payable of $1.6 million, an increase in deferred revenue of $1.1 million, an increase in other accrued liabilities of $0.9 million, an increase in non-cash charges relating to depreciation and amortization of $0.5 million and a decrease in accounts receivable of $0.2 million.

          Net cash provided by investing activities was $9.3 million in the first nine months of 2005 and net cash used in investing activities was $1.6 million in the first nine months of 2004. Net cash provided by investing activities in the first nine months of 2005 was primarily due to the proceeds from maturities of marketable securities of $14.8 million, partially offset by the purchase of marketable securities of $4.8 million and the purchase of property and equipment of $0.7 million. Net cash used in investing activities for the nine months ended September 30, 2004 was due to the purchase of marketable securities of $10.6 million, and the purchase of property and equipment of $0.5 million, mostly offset by proceeds from the maturity of marketable securities of $9.5 million.

          Net cash used by financing activities was $2.9 million in the first nine months of 2005 and net cash provided by financing activities was $0.6 million in the first nine months of 2004.  Net cash used by financing activities for the first nine months of 2005 were primarily due to repayment of the bank loan of $4.5 million, partially offset by the proceeds from the bank loan of $1 million, and proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options of $0.6 million. Net cash provided by financing activities for the nine months ended September 30, 2004 was primarily due to proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options.

          We have a revolving loan agreement with a bank under which we may borrow up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 6.75% at September 30, 2005.  Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were no outstanding borrowings under this agreement at September 30, 2005.  The agreement expires on February 28, 2006.  At September 30, 2005, we were not in compliance with the cash balance and net loss covenants under the loan agreement.  We are currently negotiating an amendment to the agreement with the bank; however, the bank may not agree to any amendment and may not renew the loan agreement when it expires.

          We expect to finance our future commitments using existing cash resources.  We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months.   Our acquisition agreement with SiVerion, Inc,, may require us to make a cash payment of up to $2 million on November 5, 2006 if the average closing price of the our common stock for the 10 trading days immediately prior thereto is less than $3.00.

          We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of product development efforts and the success of these development efforts, the costs and timing of sales and marketing and customer support activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through public or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

Contractual Obligations and Other Commercial Commitments

          At September 30 2005, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,	Operating Leases

2005	$159
2006	595
2007	382
2008	322
2009	310
Thereafter	78

$1,846

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

If the semiconductor industry does not adopt embedded test technology on a widespread basis, our revenues could decline and our stock price could fall.

          To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot provide assurance that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	our current and potential customers may not accept or embrace our new LV2005TM integrated family of products, our SiVisionTM product or our recently announced Embedded SerDes Test product;

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;

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

          The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, medical products, networking, server and consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business.  If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $86.5 million as of September 30, 2005. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $7.5 million for the nine months ended September 30, 2005, $8.4 million for the year ended December 31, 2004 and $12.0 million for the year ended December 31, 2003. At September 30, 2005, we had an accumulated deficit of approximately $86.5 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

We have recently announced a restructuring plan, and if we are unable to implement this plan successfully, if the plan does not yield the benefits we expect or if we experience unanticipated costs, difficulties or delays, our business, results of operations and financial condition may be harmed.

          In November 2005, we announced that we are implementing a restructuring plan to reduce our North American workforce by approximately 20 percent and to take other measures to reduce costs.  We estimate that total costs related to the restructuring will not exceed $1 million, and will be incurred primarily over the next three to six months.  However, we may experience unanticipated costs, delays or difficulties in implementing our restructuring plan.  We may not experience the benefits that we expect from the restructuring, and the restructuring may place a strain on and distract our management and employees.  If we experience any of these difficulties or are otherwise unable to successfully implement the restructuring plan, our business, results of operations and financial condition may be harmed.

The sales and implementation cycles for our products are typically long and unpredictable, taking from three months to one year for sales and an additional one to six months for implementation. As a result, we may have difficulty predicting future revenues and our revenues and operating results may fluctuate significantly, which could cause our stock price to fluctuate.

          Our sales cycle has ranged from three months to one year and our customers’ implementation cycle has been approximately an additional one to six months.  We believe that convincing a potential customer to integrate our technology into an integrated circuit at the design stage, which we refer to as a design win, is critical to retaining existing customers and to obtaining new customers. However, acceptance of our embedded test technology generally involves a significant commitment of resources by prospective customers and a fundamental change in their method of designing and testing integrated circuits. Many of our potential customers are large enterprises that generally do not adopt new design methodologies quickly. Also, we may have limited access to the key decision-makers of potential customers who can authorize the adoption of our technology. As a result, the period between our initial contact with a potential customer and the sale of our products to that customer, if any, is often lengthy and may include delays associated with our customers’ budgeting and approval processes, as well as a substantial investment of our time and resources. We have incurred high customer engagement and support costs, including sales commissions, and the failure to manage these costs could harm our operating results.

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

          A significant portion of the orders in our backlog provides customers with cancellation rights or is recognized as revenue when payment is due.  In addition, some orders extend over periods ranging up to thirty-six months. If a customer cancels its order or delays its contractual payments we may not be able to realize revenue from backlog in the time frame expected or at all.  Also, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog.  If a customer defaults or fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Any material payment default by our customers could have a material adverse effect on our financial condition and results of operations.

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

          Fluctuations in our revenues and operating results may be caused by:

•	unanticipated costs, delays or difficulties in implementing our restructuring plan;

•	timing, terms and conditions of customer agreements;

•	customers placing orders at the end of the quarter;

•	the mix of our license and services revenues;

•	timing of customer usage of our technology in their product designs and the recognition of revenues therefrom when amounts are due based on design usage;

•	timing of sales commission expenses and the recognition of license revenues from related customer agreements;

•	changes in our and our customers’ development schedules and levels of expenditures on research and development;

•	industry patterns and changes or cyclical and seasonal fluctuations in the markets we target;

•	timing and acceptance of new technologies, product releases or enhancements by us, our competitors or our customers;

•	timing and completion of milestones under customer agreements; and

•	market and general economic conditions.

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

          We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 20%, and 12% of total revenues in the nine months ended September 30, 2005, respectively. Two customers accounted for 20% and 18%, respectively, of total revenues for the nine months ended September 30, 2004. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 82.7% and 87% of our total revenues for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

          Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting beginning in fiscal 2007. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

Our products may have errors or defects that users identify after deployment, which could harm our reputation and our business.

          Our products may contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found errors in versions of our products, and we may find errors in our products in the future. The occurrence of errors could cause sales of our products to decline, divert the attention of management and engineering personnel from our product development efforts and cause significant customer relations problems. Customer relations problems could damage our reputation, hinder market acceptance of our products and result in loss of future revenues.

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

          International revenues accounted for 20% of our total revenues for the nine months ended September 30, 2005 and 22% of our total revenues for the year ended December 31, 2004.  In addition to our international sales, we have operations in Canada, Japan, UK and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          We may expand the range of our proprietary technologies and products acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise.  For example, in the fourth quarter of 2004, we completed the acquisition of SiVerion, Inc.  We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. Our recent acquisition of SiVerion, Inc. and any future acquisitions may involve risks such as the following:

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of September 30, 2005, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at September 30, 2005.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At September 30, 2005, we had Certificates of Deposit, Commercial Paper and short-term U.S. government agency notes of $0.7 million, $0.3 million and $9.5 million, respectively.

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

          Dated: November 9, 2005

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