Form 10-K
period 2005-12-31
LOGICVISION INC
filed 2006-03-31
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on June 30, 2005) was approximately $33.9 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 28, 2006, there were 18,934,024 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 11,2006.

LOGICVISION, INC.

TABLE OF CONTENTS

2005 FORM 10-K

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

          In this report, all references to “LogicVision,” “we,” “us,” “our” or the “Company” mean LogicVision, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

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

     LogicVision Validator product

          We provide the LogicVision Validator TM product for use as a prototype chip debug and characterization platform for design engineers. The LogicVision Validator combines computers, power supplies and clock generators with the embedded test manufacturing software to create a complete solution for chip debug. The hardware portion of this product is manufactured and assembled by a third party for LogicVision.

     Product offerings

          We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles under the product family name LV2005TM with the product sub-families named ETCreateTM, ETAccessTM and SiVisionTM.

          The ETCreate product sub-family (formerly known as icBIST) consists of embedded test intellectual property and corresponding design automation software that provide embedded test solutions for different components of an ASIC or SOC design.  The individual embedded test products within this sub-family and their underlying capabilities are described below.

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

          The ETAccess product sub-family consists of hardware and software products for use with third party test platforms that enable faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon incorporating LogicVision’s embedded test IP. The individual products within this sub-family and their underlying capabilities are described below.

Products	Applications

ETA Comprehensive	•	Provides intellectual property for facilitating interactive debug of integrated circuits by leveraging the embedded test capabilities that were added to the design.
	•	Supports interactive pass-fail testing and debug of the I/O, memory, logic and phase-locked loops, or PLLs, in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

Products	Applications

ETA Memory	•	Provides intellectual property for facilitating interactive debug of integrated circuits by leveraging the embedded test capabilities that were added to the design.
	•	Supports interactive pass-fail testing and debug of only the memory in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

ETA Assembly	•	Provides intellectual property for facilitating interactive debug of boards and systems by leveraging the embedded test capabilities that were added to the chips within the boards or system.
	•	Supports interactive pass-fail testing and limited debug of boards and systems
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady board level automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype boards and systems.

LogicVision Validator	•	Bundles a rack of low-cost test equipment with ETA Comprehensive or ETA Memory to facilitate the interactive debug of integrated circuits.
	•	Supports interactive test and debug of the I/O, memory, logic and PLLs in the design
	•	Automates the creation, modification and application of test and debug patterns.
	•	Integrates equipment for computing, power supplies and clock generation.
	•	Provides a complete debug platform that reduces time-to-market for prototype integrated circuits.

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

	Year Ended December 31,

	2005	2004	2003

Agere Systems Inc.	21%	20%	5%
Broadcom Corporation	10%	7%	3%
LSI Logic Corporation	10%	3%	11%
Matsushita Electric Industrial Co. Ltd.	7%	17%	4%
Sun Microsystems, Inc.	4%	2%	15%

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

          As of December 31, 2005 our engineering team comprised 27 employees, 14 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into four development groups, each focusing on one of these four areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

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

          Research and development expenses were $5.8 million, $5.1 million, and $5.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Sales and Marketing

          The majority of our revenues are generated by our direct sales force.  In the United States, we have sales and service offices in Tempe, Arizona; Boston, Massachusetts; Dallas, Texas; and San Jose, California.  Internationally we have sales and service offices in Japan while sales in other countries are handled by distributors or independent sales representatives in China, Germany, Korea and Taiwan.  Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements in Item 8.  Sales personnel consist of sales representatives who are responsible for all business aspects of the customer relationship and application engineers who manage the technical pre-sales as well as the post-sales customer support issues.  As of December 31, 2005, we had 41 employees involved in sales, marketing, application engineering and customer service.

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

          Sales and marketing expenses were $7.5 million, $6.1 million, and $9.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Intellectual Property

          We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2005, our intellectual property portfolio consisted of 44 issued U.S. patents, 24 pending U.S. patent applications, 1 issued Canadian patent, and six pending Japanese patent applications.  Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2023. Our portfolio also includes two patents for testing embedded memories and digital systems which are licensed from Nortel Networks and for which we have completed royalty payments. Nevertheless, our license agreement with Nortel may be terminated if we materially violate the terms of the agreement, if a competitor of Nortel acquires a significant percentage of our common stock without first obtaining Nortel’s consent or if we bring patent infringement proceedings against Nortel under any patent embodied in, or acquired as a result of access to, the technology we license from Nortel. Our patents, and the Nortel patents we license, cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

Employees

          As of December 31, 2005, we employed 78 full time employees worldwide of which 46 employees were located in the United States, 19 employees were located in Canada, 4 employees were located in India and 9 employees were located in Asia and Europe. This included 41 in sales and marketing, 27 in research and development, and 10 in finance, information technology  and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

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

Item 1A.	Risk Factors

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

          To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot provide assurance that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•	our current and potential customers may not accept or embrace our LV2005TM integrated family of products, our SiVisionTM product or our recently announced Embedded SerDes Test product;

•	potential customers may determine that existing solutions adequately address their testing needs, or the industry may develop alternative technologies to address their testing needs;

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

We have a history of losses and an accumulated deficit of approximately $89.0 million as of December 31, 2005. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $10.0 million, $8.4 million and $12.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, we had an accumulated deficit of approximately $89.0 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

We have recently announced a restructuring plan, and if we are unable to implement this plan successfully, if the plan does not yield the benefits we expect or if we experience unanticipated costs, difficulties or delays, our business, results of operations and financial condition may be harmed.

          In November 2005, we announced and implemented a restructuring plan that reduced our North American workforce by approximately 20 percent and took other measures to reduce costs.  We estimated that total costs related to the restructuring would not exceed $1 million, and would be incurred primarily over the next three to six months.  However, we may experience unanticipated costs, delays or difficulties in implementing our restructuring plan.  We may not experience the benefits that we expect from the restructuring, and the restructuring may place a strain on and distract our management and employees.  If we experience any of these difficulties or are otherwise unable to successfully implement the restructuring plan, our business, results of operations and financial condition may be harmed.

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

          Fluctuations in our revenues and operating results may be caused by:

•	unanticipated costs or difficulties in implementing our restructuring plan;

•	timing, terms and conditions of customer agreements;

•	customers placing orders at the end of the quarter;

•	the mix of our license and services revenues;

•	timing of customer usage of our technology in their product designs and the recognition of revenues therefrom when amounts are due based on design usage;

•	timing of sales commission expenses and the recognition of license revenues from related customer agreements;

•	changes in our and our customers’ development schedules and levels of expenditures on research and development;

•	industry patterns and changes or cyclical and seasonal fluctuations in the markets we target;

•	timing and acceptance of new technologies, product releases or enhancements by us, our competitors or our customers;

•	timing and completion of milestones under customer agreements; and

•	market and general economic conditions.

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

          The accounting rules we are required to follow require us to recognize revenues only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenues and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenue and/or earnings estimates even though total orders fall short of our plan, due to revenues resulting from the recognition of previously deferred revenues. Orders for software support and consulting services yield revenues over multiple quarters, often rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenues in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenues for products to be used over multiple years.

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

          We derive a significant portion of our revenues from a relatively small number of customers. Three customers accounted for approximately 21%, 10% and 10% of total revenues in the year ended December 31, 2005, respectively; two customers accounted for 20% and 17%, respectively, of total revenues for the year ended December 31, 2004 and two different customers accounted for 15% and 11%, respectively, of total revenues for the year ended December 31, 2003. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 82%, 90% and 97% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

          For example, we expect the adoption of the FASB’s recently issued SFAS 123(R), which requires compensation costs relating to share-based payment transactions be recognized in financial statements beginning in January 2006, will have an adverse impact on our results of operations and loss per share.

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

          International revenues accounted for 18%, 22% and 19% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition to our international sales, we have operations in Canada, Japan, the UK and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          As a result of our direct selling activities in Japan, a portion of our international revenues is denominated in Japanese yen, which is subject to exposure from movements in foreign currency exchange rates. In addition, most of our remaining international revenues are denominated in U.S. dollars, creating a risk that fluctuation in currency exchange rates will make our prices uncompetitive. To the extent that profit is generated or losses are incurred in foreign countries, our effective income tax rate may be significantly affected. Any of these factors could significantly harm our future international sales and, consequently, our revenues and overall results of operations and business and financial condition.

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of December 31, 2005, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on The Nasdaq National Market. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

          Our principal executive offices are located in San Jose, California, where we lease approximately 18,000 square feet.  We believe that these offices will be adequate to meet our requirements for the next 12 months. We have research and development offices in Ottawa, Canada, and Tempe, Arizona. We have domestic sales and service offices in Boston, Massachusetts; and Dallas, Texas. In addition, we have an international sales and service office in Tokyo, Japan, a customer service office in London, the United Kingdom, and an engineering and service office in Bangalore, India.   As part of the restructuring plan announced in November 2005, we closed our office in Montreal, Canada and reduced our presence in Bangalore, India.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

          The following table sets forth information regarding our executive officers as of December 31, 2005:

Name	Age	Position

James T. Healy	65	President, Chief Executive Officer and a director
Bruce M. Jaffe	61	Vice President of Finance and Chief Financial Officer
Ronald H. Mabry	58	Vice President of Field Operations and Applications Engineering

          James T. Healy has served as our President and Chief Executive Officer since December 2003.  From July 2002 to November 2003, Mr. Healy was President of Spirox USA and Executive Vice President of Business Development and Strategic Marketing, for Spirox Corporation, a provider of semiconductor manufacturing equipment and software.   From April 2000 to June 2002, Mr. Healy was President of ASAT, Inc., a provider of semiconductor design, assembly and test services.  From December 1999 to March 2000, Mr. Healy served as an independent consultant to software companies.  He holds a B.S. in Business and a M.S. in Psychology from California State University, Hayward.

          Bruce M. Jaffe has served as our Vice President of Finance and Chief Financial Officer since April 2003.  Since 1999, Mr. Jaffe has served as a director of Pemstar, Inc. From 2000 until 2005, he also served as a director of Metron Technology N.V. until its sale to Applied Materials in 2005. During 2003-2004, he also served as a director of Southwall Technologies Inc.  Mr. Jaffe holds a B.S. in Business from the University of Southern California and is a certified public accountant.  Mr. Jaffe currently serves on the Board of Advisors for the University of Southern California School of Business.

          Ronald H. Mabry has served as our Vice President of Field Operations and Applications Engineering since June 2005.  From July 2003 to June 2005, Mr. Mabry was our Vice President of Marketing and Business Development.  From 2002 to June 2003, Mr. Mabry was Vice President of Sales and Marketing of Pact XPP Technologies, Inc., a provider of intellectual property cores for integration into systems-on-chip and application specific systems-on-chip.  From 2000 until 2001, Mr. Mabry served as Chief Marketing Officer of eChips, Inc., an internet distributor of semiconductor chips and provider of technical content.

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

	High	Low

2005
Fourth Quarter	$2.24	$0.98
Third Quarter	$2.63	$1.74
Second Quarter	$2.66	$1.60
First Quarter	$3.10	$2.26
2004
Fourth Quarter	$2.93	$1.59
Third Quarter	$3.00	$1.47
Second Quarter	$4.20	$2.79
First Quarter	$5.46	$3.95

          As of February 28, 2006, our Common Stock was held by 76 stockholders of record.  Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

          Information regarding the Securities Authorized for Issuance under our Equity Compensation Plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

          The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2005 and 2004 and selected consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the selected consolidated statements of operations data for the years ended December 31, 2002 and 2001 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,

Consolidated statements of operations data	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Revenues:
License	$6,735	$5,686	$4,740	$10,247	$12,079
Service	3,951	4,095	3,987	5,308	5,153
Product	196	313	275	—	—

Total revenues	10,882	10,094	9,002	15,555	17,232

Cost of revenues:
License	916	323	186	962	803
Service	2,116	2,616	2,480	3,452	2,256
Product	88	299	100	—	—

Total cost of revenues	3,120	3,238	2,766	4,414	3,059

Gross profit	7,762	6,856	6,236	11,141	14,173

Operating expenses:
Research and development	5,848	5,111	4,971	5,408	5,894
Sales and marketing	7,517	6,075	9,556	10,757	11,400
General and administrative	4,725	4,386	4,279	4,490	3,258

Total operating expenses	18,090	15,572	18,806	20,655	20,552

Loss from operations	(10,328)	(8,716)	(12,570)	(9,514)	(6,379)
Interest income	286	383	655	1,099	366
Other income (expense), net		12	(11)	24	(6)

Loss before provision for income taxes	(10,042)	(8,321)	(11,926)	(8,391)	(6,019)
Provision (benefit) for income taxes	(69)	67	89	113	124

Net loss	(9,973)	(8,388)	(12,015)	(8,504)	(6,143)
Accretion of redeemable convertible preferred stock	—	—	—	—	130

Net loss attributable to common stockholders	$(9,973)	$(8,388)	$(12,015)	$(8,504)	$(6,273)

Net loss per share, basic and diluted(1)	$(0.53)	$(0.51)	$(0.78)	$(0.57)	$(1.54)

Weighted average common shares, basic and diluted(1)	18,677	16,338	15,495	15,002	4,063

(1)     The diluted net loss per share computation excludes potential shares of common stock (redeemable convertible preferred stock, options to purchase common stock and warrants to purchase common stock), as their effect would be antidilutive.

	December 31,

Consolidated balance sheet data	2005	2004	2003	2002	2001

	(in thousands)
Cash and cash equivalents and short-term investments	$10,696	$21,342	$19,257	$23,171	$34,496
Marketable securities	—	4,960	11,801	18,390	11,984
Working capital	9,429	12,675	15,639	17,055	31,373
Total assets	24,341	39,243	36,495	46,525	52,732
Short-term debt	—	3,500	—	2,500	—
Total stockholders’ equity	15,438	24,808	27,151	37,795	44,240

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

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

          We received new orders of $13.5 million in 2005 compared to $9.8 million in 2004.  This increase in new orders was primarily due to the receipt of large multi-year orders in 2005 from domestic customers.  We expect receipt of new orders to fluctuate due to the lengthy sales cycles and our dependence on large orders.  Our backlog, including deferred revenues, was $20.3 million at December 31, 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized.  A significant portion of the orders which have been accepted but have not yet been billed provides customers with cancellation rights and customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period. At December 31, 2005, approximately $7.2 million of the backlog is expected to be recognized as revenue during 2006.

          Restructuring

          In the fourth quarter of 2005, we implemented a restructuring plan expected to reduce operating costs by approximately $3 million annually by reducing our workforce and consolidating facilities and resources.  Our restructuring plan included a workforce reduction of 26% and the closing of excess facilities. The restructuring plan eliminated 31 jobs of employees included in administrative, marketing and engineering functions. Our restructuring charges were $717,000 and included accruals for payments to employees, facility abandonment expenses, other contractual charges associated with the facilities and other related expenses.

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

Revenue Recognition

          We account for our revenue under the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”

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

          We generally recognize consulting service revenues as the services are performed or when specified milestones are met.  Training revenues are recognized when the training is performed.

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

Accounting for Stock-Based Compensation.

          We account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, No. 25 and have adopted the disclosure provisions of the Statement of Financial Accounting Standard, or SFAS, No. 123 “Accounting for Stock-Based Compensation” and SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”—an amendment of SFAS 123. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by SFAS 123, our net loss would have been increased by $3.3 million, $2.6 million and $1.9 million during the years ended December 31, 2005, 2004 and 2003, respectively.  Also see Note 2 to our Consolidated Financial Statements.

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company adopted SFAS 123(R) and SAB 107 effective January 1, 2006. In October 2005, the Company announced acceleration of stock option vesting under its stock option plans. All unvested stock options previously awarded with exercise prices greater than $2.20 per share (a price which was 114% of the previous day’s closing price) became immediately exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the  implementation of SFAS 123(R). As a result of the acceleration, the Company expects to avoid recognition of approximately $1.5 million of compensation expense over the course of the original vesting periods. Up to approximately $0.9 million of such compensation expense is expected to be avoided in 2006.  Based on options outstanding as of December 31, 2005, options expected to be granted in 2006 and the employee stock purchase plan presently in place, we expect the adoption of SFAS 123(R) and SAB 107 to result in additional expense in 2006 of between approximately  $250,000 and $350,000.

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

Results of Operations

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data from 2005 to 2004 and 2004 to 2003 (in thousands, except percentage data):

	Year ended December 31,			% change

	2005	2004	2003	2005/2004	2004/2003

Revenues:
License	$6,735	$5,686	$4,740	18.4%	20.0%
Service	3,951	4,095	3,987	-3.5%	2.7%
Product	196	313	275	-37.4%	13.8%

Total revenues	$10,882	$10,094	$9,002	7.8%	12.1%

Cost of revenues:
License	$916	$323	$186	183.6%	73.7%
Service	2,116	2,616	2,480	-19.1%	5.5%
Product	88	299	100	-70.6%	199.0%

Total cost of revenues	$3,120	$3,238	$2,766	-3.6%	17.1%

Gross profit	7,762	6,856	6,236	13.2%	9.9%

Percentage of total revenues:
Revenues:
License	62%	56%	53%
Service	36%	41%	44%
Product	2%	3%	3%

Total revenues	100%	100%	100%

Cost of revenues:
License	8%	3%	2%
Service	20%	26%	28%
Product	1%	3%	1%

Total cost of revenues	29%	32%	31%

Gross profit	71%	68%	69%

     Total revenues

          Total revenues increased in 2005 compared to 2004 primarily due to increases in license revenues of $1.0 million. This increase was primarily attributable to domestic customers. Products comprising ETAccess accounted for most of this increase.

          Total revenues increased in 2004 compared with 2003 primarily due to increases in license revenues of $1.0 million and service revenues of $0.1 million. The increase in license revenues was primarily attributable to customers in Asia.

     Total cost of revenues

          Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, amortization of developed technology and royalties paid to third party vendors. Cost of service revenues consists of compensation and related costs and third-party consultant costs associated with providing postcontract customer support and consulting services.

          Total cost of revenues decreased in 2005 compared to 2004. Licensing costs increased by $0.6 million due to amortization of costs of technology incorporated into our ETCreate product. Service and product costs decreased by $0.7 million, due in part to the establishment of an inventory reserve in 2004 to reflect current market conditions for our Validator product. Cost of post contract customer support declined also.

          Total cost of revenues increased in 2004 compared to 2003 primarily due to an increase in cost of product revenues of $0.2 million, primarily due to the establishment of an inventory reserve to reflect current market conditions for our Validator product; an increase in cost of license revenues of $0.1 million, primarily due to cost of technology incorporated in our LV2004TM product; and a $0.1 million increase in cost of service revenues.

Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the year ended December 31, 2005, 2004 and 2003 (in thousands, except percentage data):

	Year ended December 31,			% change

	2005	2004	2003	2005/2004	2004/2003

Revenue by product line:
ETCreate	$8,911	$9,112	$8,728	-2.2%	4.4%
ETAccess	1,882	982	274	91.6%	258.4%
SiVision	89	—	—	NM	NM

Total revenues	$10,882	$10,094	$9,002	7.8%	12.1%

Revenue by geographic region:
United States	$8,877	$7,874	$7,178	12.7%	9.7%
Japan	1,348	2,096	1,260	-35.7%	66.3%
Rest of the World	657	124	564	429.8%	-78.0%

Total revenues	$10,882	$10,094	$9,002	7.8%	12.1%

Percentage of total revenues:
Revenue by product line:
ETCreate	82%	90%	97%
ETAccess	17%	10%	3%
SiVision	1%	0%	0%

Total revenues	100%	100%	100%

Revenue by geographic region:
United States	82%	78%	80%
Japan	12%	21%	14%
Rest of the World	6%	1%	6%

Total revenues	100%	100%	100%

Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design.

          ETCreate revenue decreased in 2005 compared to 2004 due to lower license revenues from  customers in Japan.

          ETCreate revenue increased in 2004 compared to 2003 due to higher license revenues from customers in Japan.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP.

          ETAccess revenue increased in 2005 compared to 2004, and increased in 2004 compared to 2003, primarily as the product began to obtain customer acceptance.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004.

Geographic region:

          Revenue in the United States and Rest of the World increased as a percentage of total revenue in 2005 compared to 2004, primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue in 2005 compared to 2004 primarily due to lower revenues from existing customers.

          Revenue in Japan increased as a percentage of total revenue in 2004 compared to 2003, primarily due to revenues from new customers.  Revenue in the Rest of the World decreased in 2004 compared to 2003, primarily due to customers who purchased limited-use design tokens in 2003, completed their work and did not begin new designs during 2004.

Operating Expenses:

          The table below sets forth operating expense data from 2005 to 2004 and 2004 to 2003 (in thousands, except percentage data):

	Year ended December 31,			% change

	2005	2004	2003	2005/2004	2004/2003

Operating expenses:
Research and development	$5,848	$5,111	$4,971	14.4%	2.8%
Sales and marketing	7,517	6,075	9,556	23.7%	-36.4%
General and administrative	4,725	4,386	4,279	7.7%	2.5%

Total operating expenses	$18,090	$15,572	$18,806	16.2%	-17.2%

Percentage of total revenues:
Operating expenses:
Research and development	54%	51%	55%
Sales and marketing	69%	60%	106%
General and administrative	43%	43%	48%

Total operating expenses	166%	154%	209%

     Research and development

          Research and development expenses consist primarily of compensation and related costs for personnel. All research and development costs are expensed as incurred.

          Research and development expenses increased in 2005 compared with 2004 primarily due to increases in compensation related expenses of $0.3 million resulting from the SiVerion acquisition and $0.2 million from the restructuring in November 2005, amortization of intangible assets of $0.1 million resulting from the SiVerion acquisition, and facility expense of $0.1 million resulting from closing of the Montreal and India offices as part of the November 2005 restructuring.

          Research and development expenses increased in 2004 compared with 2003 primarily due to increases in third-party software used in developing future product releases, employee related expense and amortization of intangible assets resulting from the SiVerion acquisition, partially offset by a $0.1 million decrease in stock-based compensation expense.

     Sales and marketing

          Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, amortization of non-competition agreement, travel and related trade show expenses.

          Sales and marketing expenses increased in 2005 compared to 2004 primarily due to a increase in employee related expenses of $0.6 million resulting from headcount increases during the year, business consulting expense of $0.2 million, trade show and other promotional expenses of $0.1 million and other expenses of $0.5 million.

          Sales and marketing expenses decreased in 2004 compared to 2003 primarily due to a decrease in employee related expenses of $1.6 million resulting from headcount decreases during the year, a $0.7 million decrease in amortization expense resulting from the 2002 acquisition of the distributor business in Japan, a decrease in depreciation expense of $0.5 million and decreases in other expenses of $0.8 million.

     General and administrative

          General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, professional services and related fees and expenses.

          General and administrative expenses increased in 2005 compared to 2004 primarily due to a $0.3 million increase in employee related expenses primarily due to the severance expense in November 2005.

          General and administrative expenses increased in 2004 compared to 2003 primarily due to a $0.4 million increase in employee related expenses primarily due to the hiring of our new Chief Executive Officer in December 2003, an increase in travel and consulting expense of $0.2 million, partially offset by decreases of $0.2 million in insurance expense, $0.2 million in office expenses, and $0.1 million in stock-based compensation expense.

Other Items:

          The table below sets forth other data from 2005 to 2004 and 2004 to 2003 (in thousands, except percentage data):

	Year ended December 31,			% change

	2005	2004	2003	2005/2004	2004/2003

Interest and other income, net	$286	$395	$644	-27.6%	-38.7%
Provision (benefit) for income taxes	$(69)	$67	$89	-203.0%	-24.7%
Percentage of total revenues:
Interest and other income, net	3%	4%	7%
Provision (benefit) for income taxes	-1%	1%	1%

Interest income

          Interest income decreased in 2005 compared with 2004 and 2004 compared with 2003 primarily due to reduced interest income resulting from lower investment balances even while yields on our investments were improving.

     Income taxes

          Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented.  In 2005, we recorded an income tax benefit of $69,000, primarily related to a refundable foreign research and development credit. In 2004 and 2003, we recorded income tax provisions of $67,000 and $89,000, respectively, primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2005, we incurred net losses for federal and state tax purposes. As of December 31, 2005, we had federal and California net operating loss carryforwards of approximately $77.6 million and $24.1 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

          At December 31, 2005, we had cash and cash equivalents and investments of $10.7 million and  working capital of $9.4 million.

          Net cash used in operating activities was $11.9 million in 2005, $6.0 million in 2004, and $8.4 million in 2003. Net cash used in operating activities for 2005 was primarily due to a net loss of $10.0 million, an increase in accounts receivable of $1.4 million resulting from the timing of customer billings, a decrease in accrued liabilities of $0.7 million, primarily from decreases of accrued employee compensation and deferred revenue of $1.3 million. This was partly offset by a decrease in other assets of $0.7 million resulting from an amortization of a prepaid license we purchased in 2004, and non-cash charges relating to depreciation and amortization of $0.9 million. Net cash used in operating activities for 2004 was primarily due to a net loss of $8.4 million, an increase in other assets of $1.3 million resulting from a prepaid license fee for technology incorporated in our LV 2004TM product and a decrease in accounts payable of $0.3 million. This was partly offset by a decrease in accounts receivable of $1.6 million resulting from the timing of customer billings, an increase in accrued liabilities of $1.0 million, primarily due to accrued employee compensation, an increase in deferred revenue of $0.9 million resulting from customer billings in advance of revenue recognition, and non-cash charges relating to depreciation and amortization of $0.7 million.  Net cash used in operating activities for 2003 was primarily due to a net loss of $12.0 million, an increase in accounts receivable of $1.6 million resulting from increased customer billings and a decrease in accounts payable of $0.6 million due to reduced purchases in December 2003. This was partly offset by non-cash charges relating to depreciation and amortization, and amortization of stock-based compensation of $1.7 million and $0.5 million, respectively, and an increase in deferred revenue of $3.8 million resulting from customer billings in advance of revenue recognition.

          Net cash provided by investing activities was $12.6 million in 2005.  Net cash used in investing activities was $2.5 million in 2004 and net cash provided by investing activities was $7.3 million in 2003. Net cash provided by investing activities for 2005 was primarily from proceeds from the sales of investments and maturities of investments of $18.5 million, partly offset by purchases of investments of $5.1 million and purchases of property and equipment of $0.8 million.  Net cash used in investing activities for 2004 was primarily due to purchases of investments of $13.9 million, cash payments related to the SiVerion acquisition of $2.3 million, and purchases of property and equipment of $0.6 million. This was offset by the proceeds from sales of investments of $14.3 million.  Net cash provided by investing activities for 2003 was primarily due to proceeds from sales of investments of $24.3 million, partly offset by cash used to purchase investments of $16.5 million and to purchase property and equipment of $0.5 million.

          Net cash used in financing activities was $2.8 million in 2005.  Net cash provided by financing activities was $4.2 million in 2004 and net cash used in financing activities was $1.7 million in 2003.    Net cash used in financing activities for 2005 was primarily due to repayment of short-term debt of $4.5 million, partly offset by net proceeds of $0.7 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $1.0 million borrowed under our line of credit. Net cash provided by financing activities for 2004 was due to the proceeds from short-term debt of $3.5 million, and proceeds from issuance of common stock pursuant employee stock purchase plan purchases and exercise of employee stock options of $0.7 million. Net cash used in financing activities for 2003 was due to repayment of our line of credit of $2.5 million, partially offset by proceeds of $0.8 million received from employee stock purchase plan purchases and the issuance of common stock pursuant to exercise of employee stock options.

          We have a loan agreement with a bank under which we previously could have borrowed, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.25% at December 31, 2005. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were no borrowings outstanding under this agreement at December 31, 2005. We were not in compliance with the cash balance and net loss covenants under the loan agreement at that date.   The agreement was amended subsequent to the end of the year and now expires on February 28, 2007. The maximum amount of credit available is $1.0 million; the operating covenants and reporting requirements were amended and we are now in compliance with all provisions of the agreement.

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

Contractual Obligations and Other Commercial Commitments

          At December 31 2005, our contractual obligations and commercial commitments, primarily under operating lease arrangements for our facilities, were as follows (in thousands):

Year ending December 31,

2006	$508
2007	375
2008	322
2009	310
Thereafter	78

$1,593

Indemnification Obligations

          We enter into standard license agreements in the ordinary course of business.  Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products.   These indemnification obligations have perpetual terms.  Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices.  We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of December 31, 2005.

          We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid.  As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

Warranties

          We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2005.  We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company  adopted SFAS 123(R) and SAB 107 effective January 1, 2006.   In October 2005, the Company announced acceleration of stock option vesting under its stock option plans.  All unvested stock options previously awarded with exercise prices greater than $2.20 per share (a price which was 114% of the previous day’s closing price) became immediately exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the  implementation of SFAS 123(R). As a result of the acceleration, the Company expects to avoid recognition of approximately $1.5 million of compensation expense over the course of the original vesting periods. Up to approximately $0.9 million of such compensation expense is expected to be avoided in 2006.  Based on options outstanding as of December 31, 2005, options expected to be granted in 2006 and the employee stock purchase plan presently in place, we expect the adoption of SFAS 123(R) and SAB 107 to result in additional expense in 2006 of between approximately  $250,000 and $350,000.

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at December 31, 2005.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At December 31, 2005, we had short-term U.S. government securities of $7.1 million.

Item 8.    Financial Statements and Supplementary Data

INDEX

Page

Consolidated Financial Statements of LogicVision, Inc.

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2005 and 2004	35
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	36
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003	37
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	38
Notes to the Consolidated Financial Statements	39
Selected Quarterly Consolidated Financial Data (Unaudited)	53

Financial Statement Schedule

Schedule for the years ended December 31, 2005, 2004 and 2003

Schedule

II—Valuation and Qualifying Accounts	54

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California
March 31, 2006

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$3,620	$5,790
Short-term investments	7,076	15,552
Accounts receivable, net of allowance for doubtful accounts of $25 and $12	2,512	1,125
Prepaid expenses and other current assets	1,544	1,459

Total current assets	14,752	23,926
Property and equipment, net	1,097	907
Long-term investments	—	4,960
Intangible assets, net	464	767
Goodwill	6,846	6,846
Other long-term assets, net	1,182	1,837

Total assets	$24,341	$39,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$3,500
Accounts payable	484	481
Accrued liabilities and restructuring charges	1,702	2,385
Deferred revenue, current portion	3,137	4,885

Total current liabilities	5,323	11,251
Deferred revenue	3,580	3,184

Total liabilities	8,903	14,435
Commitments and contingencies (See Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 18,892,000 shares at December 31, 2005 and 18,170,000 shares at December 31, 2004	2	2
Additional paid-in capital	104,417	103,734
Deferred stock-based compensation	—	(1)
Accumulated other comprehensive income (loss)	(7)	74
Accumulated deficit	(88,974)	(79,001)

Total stockholders’ equity	15,438	24,808

Total liabilities and stockholders’ equity	$24,341	$39,243

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Revenues:
License	$6,735	$5,686	$4,740
Service	3,951	4,095	3,987
Product	196	313	275

Total revenues	10,882	10,094	9,002

Cost of revenues:
License	916	323	186
Service	2,116	2,616	2,480
Product	88	299	100

Total cost of revenues	3,120	3,238	2,766

Gross profit	7,762	6,856	6,236

Operating expenses:
Research and development	5,848	5,111	4,971
Sales and marketing	7,517	6,075	9,556
General and administrative	4,725	4,386	4,279

Total operating expenses	18,090	15,572	18,806

Loss from operations	(10,328)	(8,716)	(12,570)
Interest income	286	383	655
Other income (expense), net	0	12	(11)

Loss before provision for income taxes	(10,042)	(8,321)	(11,926)
Provision (benefit) for income taxes	(69)	67	89

Net loss	$(9,973)	$(8,388)	$(12,015)

Net loss per common share, basic and diluted	$(0.53)	$(0.51)	$(0.78)

Weighted average number of shares outstanding, basic and diluted	18,677	16,338	15,495

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

			Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ Equity
	Common stock

	Shares	Amount

Balances, December 31, 2002	15,246	$2	$97,341	$(1,042)	$92	$(58,598)	$37,795
Stock options exercised	377		545				545
Stock options cancelled			(410)	410			—
Deferred stock-based compensation			32	(32)			—
Common stock issued under employee stock purchase plan	153		251				251
Amortization of deferred stock-based compensation				532			532
Net loss						(12,015)	(12,015)
Foreign currency translation adjustment					43		43

Comprehensive loss							(11,972)

Balances, December 31, 2003	15,776	2	97,759	(132)	135	(70,613)	27,151
Stock options exercised	227		282				282
Stock awards granted	20		51				51
Stock options cancelled			(86)	86			—
Common stock and contingent consideration issued in SiVerion acquisition	2,000		5,380				5,380
Common stock issued under employee stock purchase plan	147		348				348
Amortization of deferred stock-based compensation				45			45
Net loss						(8,388)	(8,388)
Foreign currency translation adjustment					(61)		(61)

Comprehensive loss							(8,449)

Balances, December 31, 2004	18,170	2	103,734	(1)	74	(79,001)	24,808
Stock options exercised	500		311				311
Stock awards granted	25		54				54
Common stock issued under employee stock purchase plan	197		318				318
Amortization of deferred stock-based compensation				1			1
Net loss						(9,973)	(9,973)
Unrealized loss on investments					(21)		(21)
Foreign currency translation adjustment					(60)		(60)

Comprehensive loss							(10,054)

Balances, December 31, 2005	18,892	$2	$104,417	$—	$(7)	$(88,974)	$15,438

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(9,973)	$(8,388)	$(12,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	947	662	1,722
Amortization of deferred stock-based compensation	1	45	532
Provision for allowance for doubtful accounts	—	—	16
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(1,387)	1,630	(1,602)
Prepaid expenses and other current assets	(85)	(208)	(77)
Notes receivable, related parties	—	60	33
Other long-term assets	655	(1,389)	(86)
Accounts payable	3	(273)	(594)
Accrued liabilities and restructuring charges	(683)	996	(70)
Deferred revenue	(1,352)	868	3,778

Net cash used in operating activities	(11,874)	(5,997)	(8,363)

Cash flows from investing activities:
Purchase of investments	(5,037)	(13,934)	(16,505)
Purchase of property and equipment	(821)	(552)	(450)
Cash paid for business acquisition	—	(2,300)	—
Proceeds from maturities of investments	18,473	14,305	24,304

Net cash provided by (used in) investing activities	12,615	(2,481)	7,349

Cash flows from financing activities:
Proceeds from issuance of common stock, net	683	681	796
Proceeds from short-term debt	1,000	3,500	—
Repayment of short-term debt	(4,500)	—	(2,500)

Net cash provided by (used in) financing activities	(2,817)	4,181	(1,704)

Effect of foreign currency exchange rates on cash	(94)	(88)	14

Net decrease in cash and cash equivalents	(2,170)	(4,385)	(2,704)
Cash and cash equivalents, beginning of year	5,790	10,175	12,879

Cash and cash equivalents, end of year	$3,620	$5,790	$10,175

Supplemental disclosure of noncash activities:
Cash paid for interest	$164	$17	$64

Cash paid for income taxes	$(74)	$16	$158

Issuance of common stock for business acquisition	$—	$3,380	$—

Contingent consideration issued for business acquisition	$—	$2,000	$—

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

          The Company has incurred substantial losses and negative cash flows from operations since inception.  For the year ended December 31, 2005, the Company incurred a loss from operations of approximately $10.0 million and negative cash flows from operations of approximately $11.9 million.  As of December 31, 2005, the Company had an accumulated deficit of approximately $89.0 million.  While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2006, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

          At December 31, 2005, the Company did not have auction rate securities.  At December 31, 2004, the Company had $0.9 million of short-term investments, which consist of auction rate municipal bonds, classified as available-for sale securities.  These investments are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, although the stated contractual maturities of these investments are long-term, the Company believes it has the ability to liquidate these investments on a short-term basis.  Accordingly, there are no cumulative unrealized holding gains or losses or realized gains or losses from these investments.  All income generated from these investments has been recorded as interest income.

          Cash and cash equivalents and investments consist of the following (in thousands):

	December 31,

	2005	2004

Cash and cash equivalents:
Cash	$847	$793
Money market funds	1,151	2,711
Commerical paper	1,197	748
U.S. government agency notes	425	1,538

Total cash and cash equivalents	$3,620	$5,790

Short-term investments:
U.S. government agency notes	$7,076	$15,552

Total short-term investments	$7,076	$15,552

Long-term investments:
U.S. government agency notes		$4,960

Total long-term investments	$—	$4,960

          The contractual maturities of debt securities classified as available-for-sale at December 31, 2005 are as follows (in thousands):

Estimated Fair Value

Maturing 90 days or less from purchase	$1,622
Maturing between 90 days and one year from purchase	450
Maturing more than one year from purchase	6,626

Total available-for-sale debt securities	$8,698

          Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investments to meet its cash needs.  The Company had no realized gains and losses for the year ended December 31, 2005 and 2004.

Property and Equipment

          Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter.  Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  The Company uses an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable.  During the three years ended December 31, 2005, the Company did not record any impairment of its long-lived assets, other than amounts related to its November  2005 restructuring.

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

SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument.  Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards for 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net loss, as reported	$(9,973)	$(8,388)	$(12,015)
Add: Stock-based compensation expense included in reported net income	1	45	532
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(3,252)	(2,556)	(1,899)

Pro forma net loss	$(13,224)	$(10,899)	$(13,382)

Loss per share:
Basic and diluted - as reported	$(0.53)	$(0.51)	$(0.78)

Basic and diluted - pro forma	$(0.71)	$(0.67)	$(0.86)

          During 2005, the Company revised the volatility assumptions used in estimating the fair value of option grants and of purchase rights for SFAS 123 pro forma disclosures under the Company’s employee stock purchase plan.  As a result the stock-based compensation expense as disclosed in the SFAS pro forma disclosures above has been revised for the years ended December 31, 2004 and 2003.  The pro forma net loss and pro forma net loss per share have been recalculated based on this revised expense.  For the years ended December 31, 2004 and 2003, the impact of the revision was a decrease of $1.3 million ($0.08 per share) and $0.4 million ($0.03 per share), respectively, in pro forma net loss. There was no impact to previously reported net loss or any other financial statement amounts as a result of this revision.

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

Revenue Recognition

          The Company accounts for its revenue under the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

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

Restructuring Charges

          Restructuring charges are comprised primarily of severance and associated employee termination costs related to workforce reductions, costs related to facilities abandoned and related write-down of leasehold improvements.  We account for restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Certain Risks and Concentrations

          The Company’s cash and cash equivalents and investments are maintained at seven financial institutions, three in the United States, one in Canada, one in Japan, one in India and one in the United Kingdom. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

          For accounts receivable, management of the Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Based on the expected collectibility of the accounts receivable balance, the Company maintains an allowance for doubtful accounts.  The Company reviews its allowance for doubtful accounts monthly by assessing individual accounts receivable over a specified aging and amount, and all other balances on a pooled basis based on historical collection experience.  Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.  At December 31, 2005, one customer accounted for approximately 73% of net accounts receivable, respectively. At December 31, 2004, two customers accounted for approximately 19% and 11% of net accounts receivable, respectively.

          Customers accounting for more than 10 percent of revenues are as follows:

	Year Ended December 31,

	2005	2004	2003

Agere Systems Inc.	21%	20%	5%
Broadcom Corporation	10%	7%	3%
LSI Logic Corporation	10%	3%	11%
Matsushita Electric Industrial Co. Ltd.	7%	17%	4%
Sun Microsystems, Inc.	4%	2%	15%

          For the fiscal years 2005, 2004 and 2003, substantially all of the Company’s long-lived assets were located in the United States, Canada and India.  See Note 12.

          There can be no assurance that the market will accept the Company’s technology as an alternative to current design test development methods.  If the market does not accept the Company’s technology at all or in the time frame anticipated in the Company’s projections, the Company’s revenues, results of operations, financial condition or cash flows would be materially affected.

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

Foreign Currency Translation

          The Company has foreign subsidiaries whose financial statements are denominated in the local currency.  Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars, have been included on the balance sheet as a cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss).

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

Comprehensive Loss

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. For all periods presented, the primary differences between the Company’s net loss and comprehensive loss arise from foreign currency translation adjustments and unrealized gains (losses) on investments.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) 123 (Revised 2004) “Share-Based Payment,” or SFAS 123(R), which replaces SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.  SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements.  The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”), which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SFAS 123(R) and SAB 107 were effective for reporting periods beginning after June 15, 2005; however in April 2005, the SEC approved a new rule that SFAS 123(R) and SAB 107 are now effective for public companies for annual, rather than interim, periods beginning after June 15, 2005. The Company adopted SFAS 123(R) and SAB 107 effective January 1, 2006.   In October 2005, the Company announced acceleration of stock option vesting under its stock option plans.  All unvested stock options previously awarded with exercise prices greater than $2.20 per share (a price which was 114% of the previous day’s closing price) became immediately exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the  implementation of SFAS 123(R). As a result of the acceleration, the Company expects to avoid recognition of approximately $1.5 million of compensation expense over the course of the original vesting periods. Up to approximately $0.9 million of such compensation expense is expected to be avoided in 2006.  Based on options outstanding as of December 31, 2005, options expected to be granted in 2006 and the employee stock purchase plan presently in place, we expect the adoption of SFAS 123(R) and SAB 107 to result in additional expense in 2006 of between approximately  $250,000 and $350,000.

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

3.    BALANCE SHEET COMPONENTS

          Property and equipment were comprised of the following (in thousands):

	December 31,

	2005	2004

Computer Equipment and Software	$3,837	$3,982
Office Equipment and Leasehold Improvements	592	573

	4,429	4,555
Less: Accumulated Depreciation	(3,332)	(3,648)

	$1,097	$907

          Accrued liabilities were comprised of the following (in thousands):

	December 31,

	2005	2004

Accrued compensation and benefits	$1,218	$1,788
Accrued professional fees	277	288
Other accrued liabilities	207	309

	$1,702	$2,385

4.    LOAN AGREEMENT

          The Company has a loan agreement with a bank under which it previously could have borrowed, on a revolving basis, up to $5.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.25% at December 31, 2005. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. There were no borrowings outstanding under this agreement at December 31, 2005. The Company was not in compliance with the cash balance and net loss covenants under the loan agreement at that date.   The agreement was amended subsequent to the end of the year and now expires on February 28, 2007. The maximum amount of credit available is $1.0 million; the operating covenants and reporting requirements were amended and the Company is now in compliance with all provisions of the agreement.

5.    COMMITMENTS AND CONTINGENCIES

Lease Obligations

          The Company and its subsidiaries in Canada, India and Japan rent office facilities under noncancelable operating leases which expire through July 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases.

          At December 31, 2005, total future minimum payments under noncancelable operating leases were as follows (in thousands):

Year ending December 31,	Operating Leases

2006	$508
2007	375
2008	322
2009	310
Thereafter	78

$1,593

          Rent expense for the years ended December 31, 2005, 2004 and 2003 was $677,000, $630,000, and $1,182,000, respectively.

Indemnification Obligations

          The Company enters into standard license agreements in the ordinary course of business.  Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products.   These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices.  The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of December 31, 2005.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid.  As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  Accordingly, no liabilities have been recorded for these agreements as of December 31, 2005.

Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company had no liabilities recorded for these warranties as of December 31, 2005 or 2004.  The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

	Year Ended December 31,

	2005	2004

Net revenue	$10,882	$10,182
Net loss	$(9,973)	$(9,670)
Loss per share - basic and diluted	$(0.53)	$(0.54)

7.     INTANGIBLE ASSETS

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 6 (in thousands):

	December 31, 2005			December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(250)	$390	$640	$(35)	$605
Non-compete agreement	177	(103)	74	177	(15)	162

Total	$817	$(353)	$464	$817	$(50)	$767

          At December 31, 2005, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2006	$286
2007	178

$464

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

8.    PREFERRED STOCK

          At December 31, 2005, the Company had 5,000,000 shares of undesignated preferred stock, $0.0001 par value, authorized, none of which were issued or outstanding.  The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares.  The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters.

9.    STOCK OPTION PLANS AND WARRANTS

          The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 20, 2005, the Board of Directors approved an increase of 635,000 shares for issuance under the 2000 Plan. As of December 31, 2005, options to purchase a total of 3,527,129 and 822,544 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at December 31, 2005. A total of 5,120,925 shares are reserved for future issuance at December 31, 2005.

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

          The following table summarizes all option activities from December 31, 2002 through December 31, 2005 (shares in thousands, except per share data):

	Year Ended December 31,

	2005		2004		2003

	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share

Options outstanding:
Beginning balance	4,274	$3.38	3,820	$3.34	3,213	$3.79
Granted	948	$2.63	1,326	$3.51	1,610	$2.57
Stock Awards	25		20		—
Exercised	(525)	$0.70	(247)	$1.14	(377)	$1.44
Forefeited	(365)	$3.05	(645)	$4.16	(626)	$4.85

Ending Balance	4,357	$3.56	4,274	$3.38	3,820	$3.34

Options exercisable at end of year	3,865	$3.78	2,116	$3.30	1,963	$3.11

Deferred Stock-Based Compensation

          In connection with certain stock option grants and common stock purchases from the employee stock purchase plan, the Company recorded deferred stock-based compensation during the period 1998-2001 totaling $8,233,000, representing the difference between the deemed fair market value of the Company’s common stock and the exercise price of the options on the date of grant. Amortization expense associated with deferred stock-based compensation totaled $1,000, $45,000 and $535,000 in 2005, 2004 and 2003, respectively.

          The value of the option grants has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected average life of option	4.9 years	3.9 years	4.0 years
Risk-free interest rate	3.89%	3.00%	2.90%
Expected dividends	—	—	—
Expected volatility	83%	80%	74%

          The weighted average fair value of options granted were $2.63, $3.45 and $2.53 for the years ended December 31, 2005, 2004 and 2003, respectively.

          The options outstanding and currently exercisable by exercise price at December 31, 2005 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life(years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price

$0.50-$1.50	427	5.4	$1.28	328	$1.22
$1.69-$3.00	1,923	8.0	$2.30	1,530	$2.41
$3.10 - $4.85	1,274	7.8	$4.29	1,274	$4.29
$5.00-$10.00	733	5.4	$6.91	733	$6.91

	4,357	7.2	$3.56	3,865	$3.78

Warrants

          At December 31, 2005, the Company had warrants to purchase common stock outstanding as follows:

Warrants type	Number outstanding	Expiration date	Exercise price

Warrants issued for Series G financing	78,234	December 2009	$1.00

          The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

10.    STOCK PURCHASE PLAN

          Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 625,000 shares of common stock were reserved for issuance. The number of shares reserved for issuance under the Purchase Plan are increased on the first day of each fiscal year, by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors.  On January 20, 2005, the Board of Directors voted to maintain the shares reserved for issuance at 625,000. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the compensation committee of the Company’s Board of Directors.  During the years ended December 31, 2005, 2004, and 2003, the Company issued 197,862, 146,992, and 152,796 shares under the Purchase Plan at average prices of $1.60,  $2.36 and $1.64 per share, respectively.

          The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,

	2005	2004	2003

Expected average life of option	6 months	6 months	6 months
Risk-free interest rate	3.29%	1.36%	1.14%
Expected dividends	—	—	—
Expected volatility	87%	88%	68%

          The weighted average per share fair value of purchase rights under the Purchase Plan was $0.88, $2.72 and $1.80 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.    INCOME TAXES

          The components of the provision (benefit) for income taxes were as follows (in thousands):

	December 31,

	2005	2004	2003

Current
Federal	$—	$—	$—
State and foreign	(69)	67	89

	(69)	67	89
Deferred
Federal	—	—	—
State and foreign	—	—	—

Total provision (benefit) for income taxes	$(69)	$67	$89

          In 2005, we recorded an income tax benefit of $69,000, primarily related to a foreign research and development credit.

          Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating losses	$27,862	$22,761
Reserves and accruals	239	260
Credits	1,720	2,038
Deferred revenue	1,075	1,584
Depreciation and amortization	699	1,542

	31,595	28,185
Valuation allowance	(31,595)	(28,185)

Net deferred tax assets	$—	$—

          The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

          As of December 31, 2005, the Company had federal and California net operating loss carryforwards of approximately $77.6 million and $24.1 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2006 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

          As of December 31, 2005, the Company had federal and California research and experimentation tax credit carryforwards of approximately $1.1 million and $0.9 million, respectively. These federal tax credit carryforwards begin to expire in 2010, if not utilized; the California tax credit carryforwards do not expire. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

          For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

          The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,

	2005	2004	2003

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.4)	(1.4)	(4.2)
Stock-based compensation	0	0.2	1.5
Credits	0	1.4	(1.1)
Change in valuation allowance	34.0	33.7	39.1
Foreign taxes	(1.3)	0.1	(0.6)
Other	1.1	0.9	—

Effective tax rate	(0.6)%	0.9%	0.7%

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

          The table below sets forth revenues by product line (in thousands):

	Year ended December 31,

	2005	2004	2003

Revenue by product line:
ETCreate	$8,911	$9,112	$8,728
ETAccess	1,882	982	274
SiVision	89	—	—

Total revenues	$10,882	$10,094	$9,002

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Year Ended December 31,

	2005	2004	2003

United States	$8,877	$7,874	$7,178
Japan	1,348	2,096	1,260
Others	657	124	564

	$10,882	$10,094	$9,002

          The following is a summary of the Company’s long-lived assets (in thousands):

	December 31,

	2005	2004

United States	$778	$596
India	93	140
Canada	203	99
Japan	23	72

	$1,097	$907

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

14.   RESTRUCTURING COSTS

          In the fourth quarter of 2005, the Company implemented a restructuring plan to reduce operating costs by reducing its workforce and consolidating facilities and resources.  Accordingly the Company recognized a restructuring charge of approximately $0.7 million for the workforce reduction, facility abandonment expenses, other contractual charges associated with the facilities and other related expenses. The restructuring plan eliminated jobs of 31 employees located in the United States, Canada and India, primarily marketing, engineering and administrative functions. One facility in Canada and the facility in India were eliminated; the restructuring plan was substantially completed by the end of December 2005.

          The following is a summary of activities in accrued restructuring and excess facilities costs for the year ended December 31, 2005 (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Balance as of January 1, 2005	$—	$—	$—	$—
Restructuring charge	582	61	74	717
Cash charges	(384)	(43)	—	(427)
Non-cash charges	—	—	—	—

Balance as of December 31, 2005	$198	$18	$74	$290

          The remaining accrued severance and benefits costs represent the remaining liability to terminated employees and is expected to be paid by the end of March 2006.

          The restructuring charges are included in the Consolidated Statement of Operations for the Year Ended December 31, 2005 as follows (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Research and development	$215	$61	$61	$337
Sales and marketing	59		10	69
General and administrative	308	—	3	311

Total operating expenses	$582	$61	$74	$717

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

          The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2005. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended

	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004

	(In thousands, except per share data)
Revenues:
License	$1,295	$1,250	$1,493	$2,697	$1,575	$1,662	$1,300	$1,149
Service	1,147	892	984	928	1,118	962	1,082	933
Product	28	58	58	52	35	69	71	138

Total revenues	2,470	2,200	2,535	3,677	2,728	2,693	2,453	2,220

Cost of Revenues:
License	266	261	203	186	187	42	42	52
Service	548	468	531	569	639	691	744	542
Product	13	25	25	25	33	99	108	59

Total cost of revenues	827	754	759	780	859	832	894	653

Gross profit	1,643	1,446	1,776	2,897	1,869	1,861	1,559	1,567

Operating expenses:
Research and development	1,387	1,394	1,377	1,690	1,452	1,220	1,192	1,247
Sales and marketing	1,824	1,943	1,974	1,776	1,707	1,530	1,421	1,417
General and administrative	1,103	1,054	1,279	1,289	1,020	980	1,178	1,208

Total operating expenses	4,314	4,391	4,630	4,755	4,179	3,730	3,791	3,872

Loss from operations	(2,671)	(2,945)	(2,854)	(1,858)	(2,310)	(1,869)	(2,232)	(2,305)
Interest and other income	75	81	68	62	71	106	120	98

Loss before provision for income taxes	(2,596)	(2,864)	(2,786)	(1,796)	(2,239)	(1,763)	(2,112)	(2,207)
Provision (benefit) for income taxes	(108)	9	14	16	31	4	14	18

Net loss	$(2,488)	$(2,873)	$(2,800)	$(1,812)	$(2,270)	$(1,767)	$(2,126)	$(2,225)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.15)	$(0.10)	$(0.13)	$(0.11)	$(0.13)	$(0.14)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Description	Allowance for Doubtful Accounts	Inventory Reserve

Year ended December 31, 2003:
Balance at beginning of fiscal year	$12	$—
Addition/charged to costs expenses	50	—
Recoveries	(34)	—

Balance at end of fiscal year	$28	$—

Year ended December 31, 2004:
Balance at beginning of fiscal year	$28	$—
Addition/charged to costs expenses	12	120
Recoveries	(28)	—

Balance at end of fiscal year	$12	$120

Year ended December 31, 2005:
Balance at beginning of fiscal year	$12	$120
Addition/charged to costs expenses	25	—
Recoveries	(12)	(60)

Balance at end of fiscal year	$25	$60

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A.    Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet,  reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10 K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on May 11, 2006 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

          Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

          The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Richard C. Yonker (Chairperson), Gregg Adkin and Randall A. Hughes. All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. SEC regulations require the Company to disclose whether a director qualifying as an “audit committee financial expert” serves on the Company’s Audit Committee. The Company’s Board of Directors has determined that Mr. Yonker qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1994 and 2000 Stock Option Plan	4,349,673		$3.56	763,752	(1)
2000 Employee Stock Purchase Plan	—		—	107,439	(2)

	4,349,673		3.56	871,191
Equity compensation plans not approved by security holders	7,500	(3)	5.00	—

Total	4,357,173		$3.56	871,191

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

10.8.1#

Amendment, dated February 18, 2005, to the Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.10.1

Amended and Restated Loan Agreement, dated as of February 11, 2003, by and between Comerica Bank—California and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.10.4

Second Amendment, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

Exhibit Number		Description of Document

10.10.5

Third Amendment to the Second Amended and Restated Loan Agreement, dated February 9, 2006, by and between Comerica Bank and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2006).

10.12

Registration Rights Agreement, dated as of November 5, 2004, by and among LogicVision, Inc. and the former stockholders of SiVerion, Inc. listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2004).

10.13

Letter agreement, dated November 23, 2005, between Company and Dr. Vinod K. Agarwal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2005).

10.14#

Form of Change in Control Severance Agreement, effective as of February 15, 2006, entered into by and between the Company and James T. Healy, Bruce M. Jaffe and Ronald H. Mabry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006)

21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 61 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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

Date: March 31, 2006

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

Name	Title	Date

/s/ JAMES T. HEALY	President and Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2006

James T. Healy

/s/ BRUCE M. JAFFE	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

Bruce M. Jaffe

/s/ GREGG ADKIN	Director	March 31, 2006

Gregg Adkin

/s/ RICHARD C. BLACK	Director	March 31, 2006

Richard C. Black

/s/ RANDALL A. HUGHES	Director	March 31, 2006

Randall A. Hughes

/s/ MATTHEW RAGGETT	Director	March 31, 2006

Matthew Raggett

/s/ RICHARD C. YONKER	Director	March 31, 2006

Richard C. Yonker

EXHIBIT INDEX

Exhibit Number	Description of Document

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

10.8.1#

Amendment, dated February 18, 2005, to the Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

10.10.1

Amended and Restated Loan Agreement, dated as of February 11, 2003, by and between Comerica Bank—California and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.10.4

Second Amendment, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

10.10.5

Third Amendment to the Second Amended and Restated Loan Agreement, dated February 9, 2006, by and between Comerica Bank and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2006).

10.12

Registration Rights Agreement, dated as of November 5, 2004, by and among LogicVision, Inc. and the former stockholders of SiVerion, Inc. listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 10, 2004).

10.13

Letter agreement, dated November 23, 2005, between Company and Dr. Vinod K. Agarwal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2005).

10.14#

Form of Change in Control Severance Agreement, effective as of February 15, 2006, entered into by and between the Company and James T. Healy, Bruce M. Jaffe and Ronald H. Mabry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006)

21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 61 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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