Form 10-Q
period 2006-03-31
LOGICVISION INC
filed 2006-05-15
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          At April 30, 2006, 18,934,024 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,658	$3,620
Short-term investments	1,718	7,076
Accounts receivable, net of allowance for doubtful accounts of $29 and $25	2,930	2,512
Prepaid expenses and other current assets	1,396	1,544

Total current assets	13,702	14,752
Property and equipment, net	974	1,097
Intangible assets, net	389	464
Goodwill	6,846	6,846
Other long-term assets	1,092	1,182

Total assets	$23,003	$24,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$482	$484
Accrued liabilities	1,787	1,702
Deferred revenue, current portion	5,010	3,137

Total current liabilities	7,279	5,323
Deferred revenue	2,393	3,580

Total liabilities	9,672	8,903

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 18,934 shares at March 31, 2006 and 18,892 shares at December 31, 2005	2	2
Additional paid-in capital	104,543	104,417
Accumulated other comprehensive income (loss)	8	(7)
Accumulated deficit	(91,222)	(88,974)

Total stockholders’ equity	13,331	15,438

Total liabilities and stockholders’ equity	$23,003	$24,341

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,

	2006	2005

Revenues:
License	$1,219	$2,697
Service	1,130	928
Product	—	52

Total revenues	2,349	3,677

Cost of revenues:
License	257	186
Service	424	569
Product	—	25

Total cost of revenues	681	780

Gross profit	1,668	2,897

Operating expenses:
Research and development	1,087	1,690
Sales and marketing	1,880	1,776
General and administrative	964	1,289

Total operating expenses	3,931	4,755

Loss from operations	(2,263)	(1,858)
Interest and other income, net	72	62

Loss before provision for income taxes	(2,191)	(1,796)
Provision for income taxes	57	16

Net loss	$(2,248)	$(1,812)

Net loss per common share, basic and diluted	$(0.12)	$(0.10)

Weighted average number of shares outstanding, basic and diluted	18,921	18,389

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(2,248)	$(1,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	217
Stock-based compensation	95	1
Changes in operating assets and liabilities:
Accounts receivable	(418)	193
Prepaid expenses and other current assets	148	(157)
Other long-term assets	90	644
Accounts payable	(2)	62
Accrued liabilities	85	(473)
Deferred revenue	686	(1,309)

Net cash used in operating activities	(1,308)	(2,634)

Cash flows from investing activities:
Purchase of investments	(292)	(2,531)
Purchase of property and equipment	(51)	(295)
Proceeds from sales and maturities of investments	5,650	3,800

Net cash provided by investing activities	5,307	974

Cash flows from financing activities:
Proceeds from issuance of common stock	31	358

Net cash provided by financing activities	31	358

Effect of exchange rate on cash and cash equivalents	8	(17)

Net increase (decrease) in cash and cash equivalents	4,038	(1,319)
Cash and cash equivalents, beginning of period	3,620	5,790

Cash and cash equivalents, end of period	$7,658	$4,471

          The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of LogicVision, Inc. (“LogicVision” or the “Company”) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows.  The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

          The Company has incurred substantial losses and negative cash flows from operations since inception.  For the year ended December 31, 2005, the Company incurred a loss from operations of approximately $10.0 million and negative cash flows from operations of approximately $11.9 million.  For the three months ended March 31, 2006, the Company incurred a loss of $2.2 million and negative cash flows from operating activities of $1.3 million.  As of March 31, 2006, the Company had an accumulated deficit of approximately $91.2 million.  While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2006, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Stock-Based Compensation Expense

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2000 Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

          The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $95,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the three months ended March 31, 2005.

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31,  2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the straight-line approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

          On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” This alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company is still in the process of calculating the APIC Pool and has not yet determined if it will elect to adopt this alternative transition method.

          For further information on stock-based compensation, see Note 8.

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2006 and 2005 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2006	2005

Numerator - Basic and Diluted
Net loss	$(2,248)	$(1,812)

Denominator - Basic and Diluted
Weighted average common stock outstanding	18,921	18,389

Basic and Diluted net loss per share	$(0.12)	$(0.10)

          Options and warrants to purchase an aggregate of 3.9 million shares of common stock outstanding at March 31, 2006 and 4.8 million shares at March 31, 2005, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three months then ended.

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

          Cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Cash and cash equivalents:
Cash	$687	$847
Money market funds	3,255	1,151
Commerical paper	1,395	1,197
U.S. government agency notes	2,321	425

Total cash and cash equivalents	$7,658	$3,620

Short-term investments:
U.S. government agency notes	$1,718	$7,076

Total short-term investments	$1,718	$7,076

Note 3.     Intangible Assets

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

	March 31, 2006			December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(303)	$337	$640	$(250)	$390
Non-compete agreement	177	(125)	52	177	(103)	74

Total	$817	$(428)	$389	$817	$(353)	$464

          At March 31, 2006, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2006	211
2007	178

$389

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4.    Loan Agreement

          The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.75% at March 31, 2006. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2007.  At March 31, 2006 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5.    Commitments and Contingencies

          Lease obligations

          The Company and its subsidiaries in Canada and Japan rent office facilities under noncancelable operating leases which expire through March 2010. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2006 were as follows (in thousands):

Year ending December 31,

2006	$368
2007	375
2008	322
2009	310
Thereafter	78

$1,453

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

On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of March 31, 2006.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2006.

          Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2006. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6.    Concentration of Revenues and Credit Risks

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.  Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended March 31,

	2006	2005

Agere Systems	24%	15%
Broadcom Corporation	16%	8%
LSI Logic Corporation	5%	23%
Matsushita Electric Industrial Co.	4%	13%

          At March 31, 2006, three customers accounted for 38%, 15%, and 14% of net accounts receivable, respectively.  At December 31, 2005, one customer accounted for approximately 73% of net accounts receivable.

Note 7.    Comprehensive Loss

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

          The Company’s other comprehensive income (loss) consists primarily of adjustments to translate the financial statements of the Company’s foreign subsidiaries into U.S. dollars upon consolidation, and unrealized gains (losses) on available-for-sale investments. The functional currency of the Company’s foreign subsidiaries is the local currency and therefore, the translation adjustments of those statements into U.S. dollars are recorded in accumulated other comprehensive income (loss), which is reported as a separate component of stockholders’ equity.

          For the three months ended March 31, 2006 and 2005, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Net loss	$(2,248)	$(1,812)
Other comprehensive income (loss) -
Cumulative translation adjustment	(4)	(10)
Unrealized gain (loss) on available-for-sale investments, net	18	(114)

Comprehensive loss	$(2,234)	$(1,936)

Note 8.    Stock Option Plans

          Stock Option Plan

          The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 26, 2006, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of March 31, 2006, options to purchase a total of 3,364,051 and 480,981 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at March 31, 2006. A total of 5,728,674 shares are reserved for future issuance at March 31, 2006.

          Under the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The option plan also provides for accelerated vesting if there is a change in control of the Company (as defined in the 2000 Plan).

          Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director will be granted an option to purchase 20,000 shares when they first join the Board.  In addition, each nonemployee director will be granted an option to purchase 10,000 shares on the day following the Company’s annual meeting of stockholders.

          The following table summarizes all option activities from December 31, 2005 through March 31, 2006 (shares in thousands, except per share data):

	March 31, 2006

	Number of Shares	Weighted Average Exercise Price per Share

Options outstanding:
Beginning balance	4,357	$3.56
Granted	501	$1.22
Exercised	(42)	$0.74
Forefeited	(963)	$4.24

Ending Balance	3,853	$3.12

Options exercisable at end of period	2,901	$3.65

          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 were $0.78 and $2.11, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $24,000 and $550,000, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected average life of option	4.29 years
Risk-free interest rate	4.36%
Expected dividends	—
Expected volatility	83%

          The options outstanding and currently exercisable by exercise price at March 31, 2006 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price

$0.60-$1.72	1,014	7.9	$1.34	381	$1.40
$1.76-$2.64	1,118	8.0	$2.22	799	$2.35
$2.79-$4.85	1,300	7.7	$4.00	1,300	$4.00
$5.00-$10.00	421	5.3	$7.06	421	$7.06

	3,853	7.6	$3.12	2,901	$3.65

          There is no aggregate intrinsic value of options in the preceding table, based on the Company’s closing stock price of $1.40 as of March 31, 2006. The total fair value of options vested during the three months ended March 31, 2006 and 2005 were $43,000 and $751,000, respectively. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $0.5 million which is expected to be recognized over the next 4 years.

          Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 625,000 shares of common stock were reserved for issuance at December 31, 2005. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year, by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors.  On January 26, 2006, the Board of Directors voted to increase the shares reserved for issuance by 125,000. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of the Company’s Board of Directors.

          The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

March 31, 2006

Expected average life of option	7 months
Risk-free interest rate	3.29%
Expected dividends	—
Expected volatility	87%

          The weighted average per share fair value of purchase rights under the Purchase Plan was $0.52 and $1.09 for the three months ended March 31, 2006 and 2005, respectively.

          Valuation and Expense Information under SFAS 123(R)

          On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 which was allocated as follows (in thousands):

Three Months Ended March 31, 2006

Cost of revenues:
Service	$6

Stock-based compensation expense included in cost of sales	6

Operating expenses:
Research and development	15
Sales and marketing	33
General and administrative	41

Stock-based compensation expense included in operating expenses	89

Total stock-based compensation expense related to employee stock options and employee stock purchases	$95

          The table below reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended March 31,

	2006	2005

Net loss - as reported for the prior period (1)	N/A	$(1,812)
Stock-based compensation expense (2)	$95	964

Net income, including the effect of stock-based compensation expense (3)	$(2,248)	$(2,776)

Loss per share:
Basic and diluted - as reported (1)	N/A	$0.10
Basic and diluted, including the effect of stock-based compensation (3)	$(0.12)	$(0.15)

(1) Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2) Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.
(3) Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS 123

          The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2005 was $2.73 per share using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plan

Three Months Ended March 31, 2005

Expected average life of option	5.84 years
Risk-free interest rate	3.98%
Expected dividends	—
Expected volatility	84%

          The value of the purchase rights under the Company’s Purchase Plan has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

Purchase Plan

Three Months Ended March 31, 2005

Expected average life of option	0.5 years
Risk-free interest rate	1.82%
Expected dividends	—
Expected volatility	84%

          Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Note 9.    Segment Reporting

          The Company has adopted SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”. Although the Company offers various design and manufacturing embedded test software products and services to its customers, the Company does not manage its operations by these products and services, but instead views the Company as one operating segment when making business decisions. The Company does not manage its operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. The Company uses one measurement of profitability for its business.

          The table below sets forth revenues by product line (in thousands):

	2006	2005

Three Months Ended March 31:
ETCreate	$1,744	$2,881
ETAccess	463	777
SiVision and other	142	19

Total revenues	$2,349	$3,677

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	2006	2005

Three Months Ended March 31:
United States	$2,065	$2,826
Japan	206	667
Others	78	184

	$2,349	$3,677

          The following is a summary of the Company’s long-lived assets (in thousands):

	March 31, 2006	December 31, 2005

United States	$717	$778
India	6	93
Canada	233	203
Japan	18	23

	$974	$1,097

Note 10.    Restructuring Costs

          In the fourth quarter of 2005, the Company implemented a restructuring plan to reduce operating costs by reducing its workforce and consolidating facilities and resources.  Accordingly the Company recognized a restructuring charge of approximately $0.7 million for the workforce reduction, facility abandonment expenses, other contractual charges associated with the facilities and other related expenses. The restructuring plan eliminated 31 employees located in the United States, Canada and India, primarily in marketing, engineering and administrative functions. One facility in Canada and the facility in India were eliminated; the restructuring plan was substantially completed by the end of December 2005.

          The following is a summary of activities in accrued restructuring and excess facilities costs for the three months ended March 31, 2006 (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Balance as of December 31, 2005	$198	$18	$74	$290
Cash charges	(187)	(18)	(61)	(266)
Non-cash charges	—	—	(13)	(13)

Balance as of March 31, 2006	$11	$—	$—	$11

          The remaining accrued severance and benefits costs represent the cost of COBRA benefits which the Company is obligated to pay.

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital  our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers , achieve design wins,  establish license agreements and obtain orders, reliance on a limited number of customers for a substantial portion of revenues, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to realize the expected benefits of our restructuring and the risks set forth below under Item 1.A ,”Risk Factors”. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

          In this report entitled, all references to “LogicVision,” “we,” “us,” “our” or the “Company” mean LogicVision, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

          LogicVision and the LogicVision logo are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Critical Accounting Policies and Estimates

          LogicVision’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition, allowance for doubtful accounts, valuation of investments, inventory, goodwill impairment, valuation of long-lived intangible assets, accounting for stock-based compensation, and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

          Stock-Based Compensation Expense

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under the Company’s 2000

Employee Stock Purchase Plan  based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

          The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $95,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the three months ended March 31, 2005.

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statements of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31,  2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the straight-line approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

          Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

Results of Operations

          Orders and backlog

          We received new orders of $3.3 million in the first quarter of 2006 compared to $3.3 million in the fourth quarter of 2005 and $1.1 million in the first quarter of 2005. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

          Our backlog was $21.0 million at March 31, 2006, compared with $20.3 million at December 31, 2005 and $16.0 million at March 31, 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A significant portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period. At March 31, 2006, approximately $8.5 million of the total backlog is expected to become recognized as revenue ratably over the next 12 months.

          Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months ended March 31, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended March 31,		% Change

	2006	2005

Revenues:
License	$1,219	$2,697	-55%
Service	1,130	928	22%
Product	—	52	-100%

Total revenues	2,349	3,677	-36%

Cost of revenues:
License	257	186	38%
Service	424	569	-25%
Product	—	25	-100%

Total cost of revenues	681	780	-13%

Gross profit	$1,668	$2,897	-42%

Percentage of total revenues:
Revenues:
License	52%	73%
Service	48%	25%
Product	0%	1%

Total revenues	100%	100%

Cost of revenues:
License	11%	5%
Service	19%	15%
Product	0%	1%

Total cost of revenues	29%	21%

Gross profit	71%	79%

          Total revenues decreased in the three months ended March 31, 2006 compared to the same period in fiscal 2005. This is primarily a result of 2005 license revenues from an existing order at that time in which the license revenue was recognized upfront based on payment terms. Service revenues rose as income from this portion of our business is recognized ratably, even if the license portion is recognized upfront. There were no product revenues in the current period, reflecting the Company’s efforts to pursue primarily its software offering.

          Total cost of revenues decreased in the three months ended March 31, 2006 compared to the same period in fiscal 2005 primarily due to lower cost of service revenues resulting from reduced post-sales support, partially offset by an increase in cost of license revenues of $0.1 million resulting from the use of third party software and amortization of acquired technology.

     Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the three months ended March 31, 2006 and 2005 (in thousands, except percentage data):

          Revenue by product line:

	2006	2005

Three Months Ended March 31:
ETCreate	$1,744	$2,881
ETAccess	463	777
SiVision and other	142	19

Total revenues	$2,349	$3,677

          Revenue by geographic region:

	2006	2005

Three Months Ended March 31:
United States	$2,065	$2,826
Japan	206	667
Others	78	184

	$2,349	$3,677

     Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue decreased primarily as a result of 2005 license revenues from an existing order at that time in which the license revenue was recognized upfront based on payment terms.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue decreased primarily for the same reason noted above for ETCreate.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004. Revenues from SiVision and other grew primarily from the addition of SiVision and revenues from consulting and training.

          Geographic region:

          Revenue in the United States increased as a percentage of total revenue in the three months ended March 31, 2006 compared to the same period in fiscal 2005, primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue in the three months ended March 31, 2006 compared to the same period in fiscal 2005 primarily due to lower revenues from existing customers.

          Operating Expenses:

          The table below sets forth operating expense data for the three months ended March 31, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended March 31,		% Change

	2006	2005

Operating expenses:
Research and development	$1,087	$1,690	-36%
Sales and marketing	1,880	1,776	6%
General and administrative	964	1,289	-25%

Total operating expenses	$3,931	$4,755	-17%

Percentage of total revenues:
Operating expenses:
Research and development	46%	46%
Sales and marketing	80%	48%
General and administrative	41%	35%

Total operating expenses	167%	129%

          Research and development expenses decreased in the three months ended March 31, 2006 compared to the same period in fiscal 2005, primarily due to a reduction in the number of employees, most of which were in India,  from 48 to 26. This was done in connection with the restructuring of the Company’s workforce in the fourth quarter of 2005.

          Sales and marketing expenses increased in the three months ended March 31, 2006 compared to the same period in fiscal 2005. Greater costs of applications support personnel were charged to the cost of revenue in 2005, resulting in lower sales and marketing expenses being charged to operating expenses in that period.

          General and administrative expenses decreased in the three months ended March 31, 2006 compared to the same period in fiscal 2005, primarily due to a reduction in the number of employees from 16 to 10. This was done in connection with the restructuring of the Company’s workforce in the fourth quarter of 2005.

          In the fourth quarter of 2005, we implemented a restructuring plan expected to reduce operating costs by approximately $3 million annually by reducing our workforce and consolidating facilities and resources. Our restructuring plan included a workforce reduction of 29% and the closing of excess facilities. The restructuring plan eliminated 31 jobs of employees included in administrative, marketing and engineering functions.

          Other Items:

          The table below sets forth other data for the three months ended March 31, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended March 31,		% Change

	2006	2005

Interest and other income, net	$72	$62	16%
Provision for income taxes	$57	$16	256%
Percentage of total revenues:
Interest and other income, net	3%	2%
Provision for income taxes	2%	0%

          Interest and other income, net increased in the three ended March 31, 2006 compared to the same period in fiscal 2005, due to an increase in interest earned on investment balances, and the elimination of interest expense resulting from the liquidation of our outstanding bank loan.

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

Liquidity and Capital Resources

          At March 31, 2006, we had cash and cash equivalents and investments of $9.4 million and working capital of $6.4 million.

          Net cash used in operating activities was $1.3 million and $2.6 million in the first quarter of 2006 and 2005, respectively. Net cash used in operating activities for the first quarter of 2006 was primarily due to a net loss of $2.2 million and an increase in accounts receivable of $0.4 million, partially offset by non-cash charges relating to depreciation and amortization of $0.3 million, an increase of deferred revenue of $0.7 million, an increase in accrued liabilities of $0.1 million, and a decrease in prepaid expenses and other assets of $0.2 million Net cash used in operating activities in the first quarter of 2005 was primarily due to a net loss of $1.8 million, a decrease in deferred revenue of $1.3 million and a decrease in accrued liabilities of $0.5 million, partially offset by a decrease of other assets of $0.6 million, a decrease in accounts receivable of $0.2 million, and non-cash charges relating to depreciation and amortization of $0.2 million.

          Net cash provided by investing activities was $5.3 million and $5.0 million in the first quarter of 2006 and 2005, respectively. Net cash provided by investing activities in the first quarter of 2006 was primarily due to the proceeds from maturities of marketable securities of $5.7 million, partially offset by the purchase of marketable securities of $0.3million and the purchase of property and equipment of $0.1 million. Net cash provided by investing activities in the first quarter of 2005 was primarily due to the proceeds from maturities of marketable securities of $3.8 million, partially offset by the purchase of marketable securities of $2.5 million and the purchase of property and equipment of $0.3 million.

          Net cash provided by financing activities was $31,000 and $0.4 million in the first quarter of 2006 and 2005, respectively. Net cash provided by financing activities for the first quarter of both 2006 and 2005 was primarily due to the proceeds from the employee stock purchase plan and exercises of employee stock options.

          The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.75% at March 31, 2006. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2007.  At March 31, 2006 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

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

Contractual Obligations and Other Commercial Commitments

          At March 31, 2006, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,

2006	$368
2007	375
2008	322
2009	310
Thereafter	78

$1,453

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at March 31, 2006.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At March 31, 2006, we had short-term U.S. government securities of $1.7 million.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A:     RISK FACTORS

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

          To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot provide assurance that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

          •     Our current and potential customers may not accept or embrace our LV2005TM integrated family of products, our SiVisionTM product or our Embedded SerDes Test product;

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

          The primary customers for semiconductors that incorporate our embedded test technology are companies in the communications, medical products, and networking, server and consumer products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business.  If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

          We have a history of losses and an accumulated deficit of approximately $91.2 million as of March 31, 2006. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $10.0 million, $8.4 million and $12.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. At March 31, 2006, we had an accumulated deficit of approximately $91.2 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

           We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 24% and 16% of total revenues for the three months ended March 31, 2006. Three customers accounted for approximately 21%, 10% and 10% of total revenues in the year ended December 31, 2005, respectively; two customers accounted for 20% and 17%, respectively, of total revenues for the year ended December 31, 2004 and two different customers accounted for 15% and 11%, respectively, of total revenues for the year ended December 31, 2003. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

          We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 74% of our total revenues for the three months ended March 31, 2006, and 82%, 90% and 97% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

          International revenues accounted for 12% of our total revenues for the three months ended march 31, 2006, and 18%, 22% and 19% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition to our international sales, we have operations in Canada, Japan, the UK and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          We may expand the range of our proprietary technologies and products acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise.  For example, in the fourth quarter of 2004, we completed the acquisition of SiVerion, Inc.  We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. Our acquisition of SiVerion, Inc. and any future acquisitions may involve risks such as the following:

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

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market, including maintaining a minimum closing bid of $1.00 per share. As of March 31, 2006, we were in compliance with all Nasdaq National Market listing requirements. However, our stock price has declined significantly over the past year and has experienced volatility. If the closing bid price of our common stock falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on the Nasdaq National Market. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

ITEM 6:    EXHIBITS

          (a)     Exhibits.

10.15	2006 Bonus Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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

          Dated: May 15, 2006

LOGICVISION, INC.
(Registrant)

By:	/s/ JAMES T. HEALY

James T. Healy
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ BRUCE M. JAFFE

Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.15	2006 Bonus Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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