Form 10-Q
period 2006-06-30
LOGICVISION INC
filed 2006-08-03
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

          At July 31, 2006, 20,081,114 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$6,329	$3,620
Short-term investments	3,316	7,076
Accounts receivable, net of allowance for doubtful accounts of $7 and $25, respectively	693	2,512
Prepaid expenses and other current assets	1,296	1,544

Total current assets	11,634	14,752
Property and equipment, net	886	1,097
Intangible assets, net	314	464
Goodwill	6,846	6,846
Other long-term assets	934	1,182

Total assets	$20,614	$24,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$511	$484
Accrued liabilities	1,889	1,702
Deferred revenue, current portion	3,388	3,137

Total current liabilities	5,788	5,323
Deferred revenue	3,025	3,580

Total liabilities	8,813	8,903

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 20,012 shares at June 30, 2006 and 18,892 shares at December 31, 2005	2	2
Additional paid-in capital	104,675	104,417
Accumulated other comprehensive income (loss)	14	(7)
Accumulated deficit	(92,890)	(88,974)

Total stockholders’ equity	11,801	15,438

Total liabilities and stockholders’ equity	$20,614	$24,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenues:
License	$1,305	$1,493	$2,524	$4,190
Service	1,367	984	2,497	1,912
Product	100	58	100	110

Total revenues	2,772	2,535	5,121	6,212

Cost of revenues:
License	230	203	487	389
Service	429	531	853	1,100
Product	—	25	—	50

Total cost of revenues	659	759	1,340	1,539

Gross profit	2,113	1,776	3,781	4,673

Operating expenses:
Research and development	1,036	1,377	2,123	3,067
Sales and marketing	1,779	1,974	3,659	3,750
General and administrative	1,037	1,279	2,001	2,568

Total operating expenses	3,852	4,630	7,783	9,385

Loss from operations	(1,739)	(2,854)	(4,002)	(4,712)
Interest and other income, net	90	68	162	130

Loss before provision for income taxes	(1,649)	(2,786)	(3,840)	(4,582)
Provision for income taxes	19	14	76	30

Net loss	$(1,668)	$(2,800)	$(3,916)	$(4,612)

Net loss per common share, basic and diluted	$(0.09)	$(0.15)	$(0.21)	$(0.25)

Weighted average number of shares outstanding, basic and diluted	18,986	18,634	18,954	18,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(3,916)	$(4,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	452	460
Stock-based compensation	219	1
Changes in operating assets and liabilities:
Accounts receivable	1,819	(332)
Prepaid expenses and other current assets	248	136
Other long-term assets	248	283
Accounts payable	27	423
Accrued liabilities	187	(309)
Deferred revenue	(304)	(1,813)

Net cash used in operating activities	(1,020)	(5,763)

Cash flows from investing activities:
Purchase of investments	(2,915)	(3,003)
Purchase of property and equipment	(76)	(592)
Proceeds from sales and maturities of investments	6,675	9,200

Net cash provided by investing activities	3,684	5,605

Cash flows from financing activities:
Proceeds from issuance of common stock	39	600
Proceeds from short-term debt	—	1,000
Repayment of short-term debt	—	(900)

Net cash provided by financing activities	39	700

Effect of exchange rate on cash and cash equivalents	6	(28)

Net increase (decrease) in cash and cash equivalents	2,709	514
Cash and cash equivalents, beginning of period	3,620	5,790

Cash and cash equivalents, end of period	$6,329	$6,304

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

          The Company has incurred substantial losses and negative cash flows from operations since inception.  For the year ended December 31, 2005, the Company incurred a loss from operations of approximately $10.0 million and negative cash flows from operating activities of approximately $11.9 million.  For the six months ended June 30, 2006, the Company incurred a loss of approximately $3.9 million and negative cash flows from operating activities of approximately $1.0 million.  As of June 30, 2006, the Company had an accumulated deficit of approximately $92.9 million.  While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2006, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

          The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $219,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the six months ended June 30, 2005.

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

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and six months ended June 30,  2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2006 and 2005 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator - Basic and Diluted
Net loss	$(1,668)	$(2,800)	$(3,916)	$(4,612)

Denominator - Basic and Diluted
Weighted average common stock outstanding	18,986	18,634	18,954	18,516

Basic and Diluted net loss per share	$(0.09)	$(0.15)	$(0.21)	$(0.25)

          Options and warrants to purchase an aggregate of 4.0 million shares of common stock outstanding at June 30, 2006 and 4.8 million shares at June 30, 2005, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three and six months then ended.

Recently Issued Accounting Standards

          In June 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

          Cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Cash and cash equivalents:
Cash	$967	$847
Money market funds	3,271	1,151
Commerical paper	596	1,197
U.S. government agency notes	1,495	425

Total cash and cash equivalents	$6,329	$3,620

Short-term investments:
Certificates of Deposit	$200	$450
Commercial Paper	792	—
U.S. government agency notes	2,324	6,626

Total short-term investments	$3,316	$7,076

Note 3.     Intangible Assets

          The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

	June 30, 2006			December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(356)	$284	$640	$(250)	$390
Non-compete agreement	177	(147)	30	177	(103)	74

Total	$817	$(503)	$314	$817	$(353)	$464

          At June 30, 2006, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Year ending December 31,	Estimated Amortization Expense

2006	136
2007	178

$314

          The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4.    Loan Agreement

          The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at June 30, 2006. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2007.  At June 30, 2006 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5.    Commitments and Contingencies

          Lease obligations

          The Company and its subsidiaries in Canada and Japan rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at June 30, 2006 were as follows (in thousands):

Year ending December 31,

2006	$273
2007	484
2008	431
2009	419
2010	187
Thereafter	64

$1,858

          Off-balance Sheet Arrangements

          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

          Indemnification Obligations

          The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of June 30, 2006.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2006.

          Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2006. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 6.    Concentration of Revenues and Credit Risks

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.  Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Agere Systems	20%	22%	22%	18%
Broadcom Corporation	18%	11%	17%	9%
Freescale	4%	11%	4%	7%
LSI Logic Corporation	7%	3%	6%	15%

          At June 30, 2006, four customers accounted for 18%, 14%, 13% and 11% of net accounts receivable, respectively.  At December 31, 2005, one customer accounted for approximately 73% of net accounts receivable.

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

          For the three and six months ended June 30, 2006 and 2005, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net loss	$(1,668)	$(2,800)	$(3,916)	$(4,612)
Other comprehensive income (loss) -
Cumulative translation adjustment	(1)	(16)	(5)	(26)
Unrealized gain (loss) on available-for-sale investments, net	15	49	33	(65)

Comprehensive loss	$(1,654)	$(2,767)	$(3,888)	$(4,703)

Note 8.    Stock Option Plans

          Stock Option Plan

          The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 26, 2006, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of June 30, 2006, options to purchase a total of 3,408,175 and 473,481 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at June 30, 2006. A total of 5,721,175 shares are reserved for future issuance at June 30, 2006.

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

          The following table summarizes all option activities from December 31, 2005 through June 30, 2006 (shares in thousands, except per share data):

	June 30, 2006

	Number of Shares	Weighted Average Exercise Price per Share

Options outstanding:
Beginning balance	4,357	$3.56
Granted	576	$1.29
Exercised	(50)	$0.77
Forefeited	(994)	$4.17

Ending balance	3,889	$3.10

Options exercisable at end of period	2,995	$3.59

          The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 were $1.29 and $2.64, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 were $28,000 and $851,000, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. The value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected average life of option	4.26 years
Risk-free interest rate	4.36%
Expected dividends	—
Expected volatility	83%

          The options outstanding and currently exercisable by exercise price at June 30, 2006 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average exercise price

$0.60-$1.72	1,022	7.7	$1.34	393	$1.42
$1.76-$2.64	1,149	7.8	$2.21	884	$2.30
$2.79-$4.85	1,297	7.4	$4.00	1,297	$4.00
$5.00-$10.00	421	5.0	$7.06	421	$7.06

	3,889	7.4	$3.10	2,995	$3.59

          The aggregate intrinsic value of vested options in the preceding table, based on the Company’s closing stock price of $1.70 as of June 30, 2006, was $108,000. The total fair value of options vested during the three months ended June 30, 2006 and 2005 were $130,000 and $364,000, respectively. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $332,000 which is expected to be recognized over the next 4 years.

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

          The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

June 30, 2006

Expected average life of option	7 months
Risk-free interest rate	4.34%
Expected dividends	—
Expected volatility	87%

          The weighted average per share fair value of purchase rights under the Purchase Plan was $0.52 and $1.09 for the six months ended June 30, 2006 and 2005, respectively.

          Valuation and Expense Information under SFAS 123(R)

          On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2006 which was allocated as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Cost of revenues:
Service	$10	$16

Stock-based compensation expense included in cost of sales	10	16

Operating expenses:
Research and development	27	42
Sales and marketing	48	81
General and administrative	39	80

Stock-based compensation expense included in operating expenses	114	203

Total stock-based compensation expense related to employee stock options and employee stock purchases	$124	$219

The table below reflects net income and diluted net income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005 as follows (in thousands except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net loss - as reported for the prior period (1)	N/A	$(2,800)	N/A	$(4,612)
Stock-based compensation expense (2)	$124	1,087	$219	2,051

Net income, including the effect of stock-based compensation expense (3)	$(1,668)	$(3,887)	$(3,916)	$(6,663)

Loss per share:
Basic and diluted - as reported (1)	N/A	$(0.15)	N/A	$(0.25)
Basic and diluted, including the effect of stock-based compensation (3)	$(0.09)	$(0.21)	$(0.21)	$(0.36)

(1)

Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS 123.
(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS 123.

          The weighted-average estimated value of employee stock options granted during the six months ended June 30, 2005 was $2.64 per share using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plan

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Expected average life of option	5.55 years	5.81 years
Risk-free interest rate	3.92%	3.98%
Expected dividends	—	—
Expected volatility	72%	67%

          The value of the purchase rights under the Company’s Purchase Plan has been calculated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions:

Purchase Plan

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Expected average life of option	0.4 years	0.5 years
Risk-free interest rate	2.00%	1.85%
Expected dividends	—	—
Expected volatility	72%	67%

          Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first half of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

          The table below sets forth revenues by product line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

ETCreate	$1,999	$2,211	$3,743	$5,092
ETAccess	624	279	1,087	1,056
SiVision and other	149	45	291	64

Total revenues	$2,772	$2,535	$5,121	$6,212

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

United States	$2,394	$2,163	$4,459	$4,990
Japan	275	214	481	881
Others	103	158	181	341

	$2,772	$2,535	$5,121	$6,212

          The following is a summary of the Company’s long-lived assets (in thousands):

Long-lived assets:
	June 30, 2006	December 31, 2005

United States	$641	$778
India	5	93
Canada	225	203
Japan	15	23

	$886	$1,097

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

          The following is a summary of activities in accrued restructuring and excess facilities costs for the six months ended June 30, 2006 (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Balance as of December 31, 2005	$198	$18	$74	$290
Cash charges	(191)	(18)	(61)	(270)
Non-cash charges	—	—	(13)	(13)

Balance as of June 30, 2006	$7	$—	$—	$7

          The remaining accrued severance and benefits costs represent the cost of COBRA benefits which the Company is obligated to pay.

Note 11.    Issuance of additional shares

          On June 27, 2006, the Company issued 1,070,499 shares of common stock to certain former shareholders of SiVerion, Inc. in exchange for the Additional Cash Exchange Rights (as defined below) held by those former shareholders. The Company completed the acquisition of SiVerion, Inc. in November 2004. The purchase price included a contingent payment of up to $2 million in cash payable on November 5, 2006 (the “Additional Cash Exchange Rights”) if the average closing price of the Company’s common stock for the 10 trading days immediately prior thereto is less than $3.00. The 1,070,499 shares issued effectively reduce the contingent payment to no more than $148,000, payable to those remaining SiVerion, Inc. shareholders in the event the Company’s common stock is less than $3.00 as determined above.

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

          When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital  our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers , achieve design wins,  establish license agreements and obtain orders, reliance on a limited number of customers for a substantial portion of revenues, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, our ability to realize the expected benefits of our restructuring and the risks set forth under Part II, Item 1A ,”Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

          The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s Consolidated Financial Statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $219,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the six months ended June 30, 2005.

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

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the six months ended June 30,  2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the multiple-option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

Results of Operations

          Orders and backlog

          We received new orders of $1.3 million in the second quarter of 2006 compared to $3.3 million in the first quarter of 2006 and $2.1 million in the second quarter of 2005. These new orders are for periods ranging from one to two years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

          Our backlog was $19.8 million at June 30, 2006, compared with $21.0 million at March 31, 2006 and $15.3 million at June 30, 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A significant portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period. At June 30, 2006, approximately $9.0 million of the total backlog is expected to become recognized as revenue ratably over the next 12 months.

          Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2006	2005		2006	2005

Revenues:
License	$1,305	$1,493	-13%	$2,524	$4,190	-40%
Service	1,367	984	39%	2,497	1912	31%
Product	100	58	72%	100	110	-9%

Total revenues	2,772	2,535	9%	5,121	6,212	-18%

Cost of revenues:
License	230	203	13%	487	389	25%
Service	429	531	-19%	853	1,100	-22%
Product	—	25	-100%	—	50	-100%

Total cost of revenues	659	759	-13%	1,340	1,539	-13%

Gross profit	$2,113	$1,776	19%	$3,781	$4,673	-19%

Percentage of total revenues:
Revenues:
License	47%	59%		49%	67%
Service	49%	39%		49%	31%
Product	4%	2%		2%	2%

Total revenues	100%	100%		100%	100%

Cost of revenues:
License	8%	8%		9%	6%
Service	16%	21%		17%	18%
Product	0%	1%		0%	1%

Total cost of revenues	24%	30%		26%	25%

Gross profit	76%	70%		74%	75%

          Total revenues increased in the three months ended June 30, 2006 compared to the same period in fiscal 2005 primarily due to an increase in orders in the past three quarters; the revenues are being recognized ratably over the contract term period.  During the quarter, license revenue decreased and service revenues increased. In accordance with the Company’s revenue recognition policy, we allocate a portion of total revenues to maintenance (services) using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products. The product revenue was from the sale of one Validator in the quarter.

          Total cost of revenues decreased in the three months ended June 30, 2006 compared to the same period in fiscal 2005 primarily due to lower cost of service revenues resulting from reduced post-sales support expense. In addition, there was no cost associated with the sale of the Validator because the product costs had previously been written off.

          Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentage data):

          Revenue by product line:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2006	2005		2006	2005

ETCreate	$1,999	$2,211	-10%	$3,743	$5,092	-26%
ETAccess	624	279	124%	1,087	1,056	3%
SiVision and other	149	45	231%	291	64	355%

Total revenues	$2,772	$2,535	9%	$5,121	$6,212	-18%

          Revenue by geographic region:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2006	2005		2006	2005

United States	$2,394	$2,163	11%	$4,459	$4,990	-11%
Japan	275	214	29%	481	881	-45%
Others	103	158	-35%	181	341	-47%

	$2,772	$2,535	9%	$5,121	$6,212	-18%

          Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue decreased for the six months ended June 30, 2006 primarily because the results for the six months ended June 30, 2005 included license revenues from an existing order that  was recognized upfront based on payment terms.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue increased for the three month ended June 30, 2006 primarily from wider customer adoption and therefore more sales of ETAccess product in the recent quarters.

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

          Geographic region:

          Revenue in the United States increased as a percentage of total revenue in the three months ended June 30, 2006 compared to the same period in fiscal 2005, primarily due to revenues from new North American customers.  Revenue in Japan increased as a percentage of total revenue in the three months ended June 30, 2006 compared to the same period in fiscal 2005 primarily due to higher revenues from existing customers’ renewal orders.

          Operating Expenses:

          The table below sets forth operating expense data for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2006	2005		2006	2005

Operating expenses:
Research and development	$1,036	$1,377	-25%	$2,123	$3,067	-31%
Sales and marketing	1,779	1,974	-10%	3,659	3,750	-2%
General and administrative	1,037	1,279	-19%	2,001	2,568	-22%

Total operating expenses	$3,852	$4,630	-17%	$7,783	$9,385	-17%

Percentage of total revenues:
Operating expenses:
Research and development	37%	54%		41%	49%
Sales and marketing	64%	78%		71%	60%
General and administrative	37%	50%		39%	41%

Total operating expenses	138%	182%		151%	151%

          Research and development expenses decreased in the three and six months ended June 30, 2006 compared to the same periods in fiscal 2005, primarily due to a reduction in the number of employees, most of which were in India, from 49 to 25, and a decrease of business consulting expense. We were previously using a third party to integrate their software into our product.

          Sales and marketing expenses decreased in the three and six months ended June 30, 2006 compared to the same periods in fiscal 2005, primarily due to decreases in promotion and business consulting expenses.

          General and administrative expenses decreased in the three and six months ended June 30, 2006 compared to the same periods in fiscal 2005, primarily due to a reduction in the number of employees from 16 to 10, and a decrease in business consulting expenses.

          In the fourth quarter of 2005, we implemented a restructuring plan expected to reduce operating costs by approximately $3 million annually by reducing our workforce and consolidating facilities and resources. Our restructuring plan included a workforce reduction of 29% and the closing of excess facilities. The restructuring plan eliminated 31 jobs of employees included in administrative, marketing and engineering functions. The implementation of this plan has resulted in the reduction in expenses as noted above.

          Other Items:

          The table below sets forth other data for the three and six months ended June 30, 2006 and 2005 (in thousands, except percentage data):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change

	2006	2005		2006	2005

Interest and other income, net	$90	$68	32%	$162	$130	25%
Provision for income taxes	$19	$14	36%	$76	$30	153%
Percentage of total revenues:
Interest and other income, net	3%	3%		3%	2%
Provision for income taxes	1%	1%		1%	0%

          Interest and other income, net increased in the three and six months ended June 30, 2006 compared to the same periods in fiscal 2005, due to an increase in interest earned on investment balances, and the elimination of interest expense resulting from the repayment of our outstanding bank loan.

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

Liquidity and Capital Resources

          At June 30, 2006, we had cash and cash equivalents and investments of $9.6 million and working capital of $5.8 million.

          Net cash used in operating activities was $1.0 million and $5.8 million in the first six months of 2006 and 2005, respectively. Net cash used in operating activities for the  six months ended June 30, 2006 was primarily due to a net loss of $3.9 million and a decrease in deferred revenue of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $0.7 million, a decrease of accounts receivable of $1.8 million due to lower billings at the end of the quarter, a decrease in prepaid expenses and other assets of $0.5 million, and an increase in accrued liabilities of $0.2 million. Net cash used in operating activities for the six months ended June 30, 2005 was primarily due to a net loss of $4.6 million, a decrease in deferred revenue of $1.8 million due to lower orders in the first six months of 2005 and an increasing preference of customers for quarterly billings, a decrease in accrued liabilities of $0.3 million and an increase in accounts receivable of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization of $0.5 million, an increase in accounts payable of $0.4 million and a decrease of other assets of $0.3 million.

          Net cash provided by investing activities was $3.7 million and $5.6 million in the first six months of 2006 and 2005, respectively. Net cash provided by investing activities in the first six months of 2006 was primarily due to the proceeds from maturities of marketable securities of $6.7 million, partially offset by the purchase of marketable securities of $2.9 million and the purchase of property and equipment of $0.1 million. Net cash provided by investing activities in the first six months of 2005 was primarily due to the proceeds from maturities of marketable securities of $9.2 million, partially offset by the purchase of marketable securities of $3.0 million and the purchase of property and equipment of $0.6 million.

          Net cash provided by financing activities was $39,000 and $0.7 million in the first six months of 2006 and 2005, respectively. Net cash provided by financing activities for the first six months of 2006 was primarily due to the proceeds from the exercises of employee stock options. Net cash provided by financing activities for the first six months of 2005 was primarily due to the proceeds from the issuance of common stock pursuant to the employee stock purchase plan and exercises of employee stock options of $0.6 million, and net proceeds from bank loan of $0.1 million.

          The Company has a Loan Agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at June 30, 2006. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2007.  At June 30, 2006 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

          We expect to finance our future commitments using existing cash resources.  We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the next 12 months. Our acquisition agreement with SiVerion, Inc, previously may have required us to make a cash payment of up to $2 million on November 5, 2006 if the average closing price of the our common stock for the 10 trading days immediately prior thereto was less than $3.00.  However, the Board of Directors authorized the Company to offer to certain former shareholders of SiVerion the opportunity to exchange their right to receive the cash payment in exchange for shares of Company Common Stock. On June 27, 2006, the Company issued 1,070,499 shares of Common Stock to said former shareholders. These shares effectively reduced the contingent payment to no more than $148,000, payable to those remaining SiVerion, Inc. shareholders in the event the Company’s common stock is less than $3.00 as determined above.

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

Contractual Obligations and Other Commercial Commitments

          At June 30, 2006, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,

2006	$273
2007	484
2008	431
2009	419
2010	187
Thereafter	64

$1,858

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at June 30, 2006.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At June 30, 2006, we had short-term U.S. government securities of $2.3 million.

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

          We have a history of losses and an accumulated deficit of approximately $92.9 million as of June 30, 2006. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $10.0 million, $8.4 million and $12.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. At June 30, 2006, we had an accumulated deficit of approximately $92.9 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

          Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Credence Systems Corporation, Inovys Corporation, LTX Corporation, Teradyne, Inc. and Verigy Ltd.  As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have.  Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers listed above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.  Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

          Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

          We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 22% and 17% of total revenues for the six months ended June 30, 2006. Three customers accounted for approximately 21%, 10% and 10% of total revenues in the year ended December 31, 2005, respectively; two customers accounted for 20% and 17%, respectively, of total revenues for the year ended

December 31, 2004 and two different customers accounted for 15% and 11%, respectively, of total revenues for the year ended December 31, 2003. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

          We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 73% of our total revenues for the six months ended June 30, 2006, and 82%, 90% and 97% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

          We depend on our senior executives, and our research and development, sales and marketing personnel, who are critical to our business.  We do not have long-term employment agreements with our key employees nor do we maintain a key person life insurance policy on any of our key employees. If we lose the services of any of these key executives, our product development processes and sales efforts could be slowed.  We may also incur increased operating expenses and be required to divert the attention of other senior executives to search for their replacements. The integration of any executives or new personnel could disrupt our ongoing operations.

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

          International revenues accounted for 13% of our total revenues for the six months ended June 30, 2006, and 18%, 22% and 19% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition to our international sales, we have operations in Canada, Japan, the UK and India.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          If investors price our common stock below $1.00 per share, our stock may fail to meet the requirements for continued listing on the Nasdaq Global Market, in which case the price and liquidity of our common stock may decline.

          The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq Global Market, including maintaining a minimum closing bid of $1.00 per share. As of June 30, 2006, we were in compliance with all Nasdaq Global Market listing requirements. However, our stock price has declined significantly over the past year and has experienced volatility. If the closing bid price of our common stock falls and remains below $1.00 per share for 30 consecutive days, our common stock may not remain listed on the Nasdaq Global Market. If we fail to maintain continued listing on the Nasdaq Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 11, 2006.
(b)	The matters voted upon at the meeting and results of voting with respect to those matters were as follows:

(1)	Election of Directors

Name	Votes For	Withheld

Gregg E. Adkin	13,909,437	230,142
Richard C. Black	13,287,703	851,876
James T. Healy	14,055,663	83,916
Randall A. Hughes	14,056,911	82,668
Matthew Raggett	13,909,437	230,142
Richard C. Yonker	13,404,856	734,723

(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.

Votes For	Against	Abstain

14,118,055	18,024	3,500

ITEM 6:    EXHIBITS

(a)	Exhibits.

	10.1	Form of Exchange Agreement (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2006)

	10.2	Registration Rights Agreement (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2006)

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

	32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

          Dated: August 3, 2006

LOGICVISION, INC.
(Registrant)

By:	/s/ JAMES T. HEALY

James T. Healy
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ BRUCE M. JAFFE

Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Exchange Agreement (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2006)

10.2	Registration Rights Agreement (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2006)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act.