Form 10-K
period 2006-12-31
LOGICVISION INC
filed 2007-03-13
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Metro Drive, Third Floor San Jose, California 95110	(408) 453-0146
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.

Yes ☐	No ☒

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

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ National Market on June 30, 2006) was approximately $31.3 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 28, 2007, there were 24,121,593 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 17, 2007.

LOGICVISION, INC.

TABLE OF CONTENTS

2006 FORM 10-K

PART I

Item 1.    Business

          When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, expectations regarding dividends, our ability to attract customers, establish license agreements and obtain orders, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers and our reliance on a limited number of customers for a substantial portion of revenues,  dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property and the risks set forth below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

          In this report, all references to “LogicVision,” “we,” “us,” “our” or the “Company” mean LogicVision, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

          LogicVision and the LogicVision logo are our registered trademarks. We also refer to trademarks of other corporations and organizations in this document.

Overview

          We are a test and yield learning company in the semiconductor design-for-manufacturing, or DFM, sector.  Our proprietary technologies for embedded test and diagnostics enable more efficient test of complex semiconductor devices.  Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle.  The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, medical products, networking and wireless communications devices, computers and satellite systems.

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

          We believe our products can reduce semiconductor manufacturing and test costs, accelerate silicon bring-up times, provide for yield learning, improve time-to-yield and result in less field returns.  The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers and smaller.  A nanometer is one billionth of a meter.

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

Technology

     Embedded test

          We believe that embedded test technology provides significant benefits for the new and complex systems-on-a-chip (“SOC”) semiconductor devices being designed and manufactured today. Conventional test is performed with external equipment, while embedded test is performed primarily using circuitry resident in the semiconductor design. By embedding test circuit structures on the semiconductor itself, our embedded test solution eliminates many of the key limitations associated with conventional external testing. Our embedded test design software automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics, and creates and integrates our proprietary embedded test circuits with the existing design functions to address these requirements. Our embedded test manufacturing software allows external test equipment to easily operate our proprietary embedded test circuits for pass-fail testing, chip debug or manufacturing datalogging. Our technology also enables board and system level diagnostics, system bring-up and in-field testing and diagnostics.

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

     Manufacturing phase

          Because our embedded test circuits are incorporated in semiconductor designs, they are manufactured as part of the semiconductor devices. When the prototypes of a new integrated circuit return from fabrication for debug and characterization, our embedded test circuits and embedded test manufacturing software can be used to accelerate this process and allow lower cost equipment to be utilized. Our embedded test circuit structures and embedded test manufacturing software also facilitate at-speed test during wafer probe and allow lower-cost test equipment to be used at wafer probe. Semiconductor devices that pass wafer probe test are then packaged, and our embedded testers and embedded test manufacturing software are used again during final test. Our embedded test circuits are designed to be activated with simple external test signals applied through the industry standard IEEE 1149.1 and IEEE 1149.6 test access ports. Our analysis software aggregates and analyzes data from various test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

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

     Product offerings

          We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles under the product family name LV2005TM with the product sub-families named ETCreateTM, ETAccessTM, ScanBurstTM and Yield InsightTM.

          The ETCreate product sub-family consists of embedded test intellectual property and corresponding design automation software that provide embedded test solutions for different components of an ASIC or SOC design.  The individual embedded test products within this sub-family and their underlying capabilities are described below.

Products		Applications

IC Memory BIST	•	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality.
	•	Supports single and multiport memory such as SRAMs, DRAMs and ROMs.
	•	Supports any size memory manufacturable in given technology.
	•	Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.

Products		Applications

Logic BIST	•	Provides intellectual property for at-speed, multi-frequency logic self-test and scan test functionality.
	•	Includes intellectual property for direct test access and isolation of legacy cores.
	•	Automates analysis, generation, assembly and verification of logic test intellectual property.
	•	Supports high-speed multiple clock domains, including those in excess of 100 megahertz, pipelining and multi-cycle paths.

Embedded Logic Test	•	Provides embedded test intellectual property for hierarchical, at-speed, embedded logic core test functionality.
	•	Automates a complete, hierarchical methodology for system-on-a-chip design and test.
	•	Supports design partitioning and core reuse for concurrent engineering.
	•	Facilitates transportable embedded test for functional block re-use.

IC Memory BIST with BIRA (Built-In Repair Analysis)	•	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality.
	•	Includes redundancy analysis for repairability of memories.
	•	Supports single and multiport SRAMs, DRAMs and ROMs.
	•	Supports any size memory manufacturable in given technology.
	•	Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.

PLL BIST	•	Provides embedded test intellectual property for accurate, specification-driven test of phase-locked-loop functionality.
	•	Automates generation, assembly and verification of embedded test circuitry for phase-locked-loops.
	•	Supports measurement-based tests of jitter, loop-gain and lock-range specifications.
	•	Measurement resolution to 0.125 of a gate delay.

SerDes BIST	•	Provides embedded test intellectual property for accurate structural test that measure most SerDes performance characteristics.
	•	Automates generation, assembly and verification of embedded test circuitry for high speed I/O.
	•	Measured parameters include signal transition times, logic levels, jitter (various types, and RMS or histogram), and jitter tolerance-related timing parameters.
	•	Measurement resolution at sub-picosecond accuracy.

Programmable IC Memory BIST	•	Provides intellectual property for runtime programmable, at-speed, memory embedded test functionality.
	•	Supports large, embedded DRAMs and high density, embedded SRAMs.
	•	Supports both standard and user-proprietary memory test algorithms.
	•	Usable during memory debug/characterization and go/no-go manufacturing test.

Programmable External Memory Test	•	Provides intellectual property for runtime programmable, high-speed, board-level memory module test functionality.
	•	Supports timing and algorithms for use with SRAMs, DRAMs, SDRAMs and others.
	•	Automates generation, assembly and verification of programmable external memory embedded test controller.
	•	Includes manufacturing tools for system-level test and diagnosis of board-level memories.

Products		Applications

ScanBurst	•	A DFT tool developed in partnership with Mentor Graphics for improved at-speed test of high-speed nanometer SoC designs.
•

Provides comprehensive design automation for generating and integrating the on-chip distributed clock and scan control logic, which enables the application of BurstMode Timing in conjunction with Mentor’s FastScan and TestKompress ATPG products.

•

Complements existing ATPG based DFT techniques by providing an environment to easily insert scan and clock control structures for at-speed testing based on LogicVision’s patented BurstMode Timing technology.

	•	Provides intellectual property for direct test access and isolation of legacy cores.

Yield Insight	•	Addresses memory-related yield issues by leveraging customer investment in LogicVision’s Memory BIST Intellectual property.
	•	Allows user to analyze yield issues down to individual memories, rows, columns and bits and correlate failures to different environmental conditions.
	•	Allows user to create data-mining rules that sift through the memory test data to automatically identify potential yield limiting issues.
	•	Enables users to analyze and optimize memory redundancy schemes by analyzing redundancy element utilization, resulting in higher yields and better yield-redundancy tradeoffs.
	•	Provides graphical analysis and scripting capabilities that allow users to automate and standardize their yield analysis processes.

          The ETAccess product sub-family consists of hardware and software products for use with third party test platforms that enable faster time-to-market and lower test costs through the support of interactive or test program-controlled at-speed testing, datalogging, and debuging of silicon incorporating LogicVision’s embedded test IP. The individual products within this sub-family and their underlying capabilities are described below.

Products		Applications

ET Diagnostics Logic	•	Embedded Test Diagnostics software package or test program controlled at-speed test, debug and diagnosis of embedded logic equipped with LogicVision’s Embedded Logic Test IP.
	•	Supports interactive pass-fail testing and debug of logic in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

ET Diagnostics Memory	•	Embedded Test Diagnostics software for either interactive or test program controlled at-speed test, debug and diagnosis of embedded memories equipped with LogicVision’s Embedded Memory Test IP.
	•	Supports interactive pass-fail testing and debug of only the memory in the design.
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

ET Diagnostics Mixed Signal	•

Embedded Test Diagnostics software for either interactive or test program controlled at-speed test, debug and diagnosis of embedded logic equipped with LogicVision’s Embedded SerDes Test or Embedded PLL Test IP.

	•	Supports interactive pass-fail testing and debug of PLLs and SerDes in the design
	•	Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
	•	Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.

Services

          Maintenance.    We assist our customers with telephone and on-line support, bug fixes and upgrade privileges on a when and if available basis.

          Design Services.    We assist our customers with the design and manufacturing deployment of embedded test. Our design services help our customers analyze, generate, assemble and verify embedded test circuits, and help our customers and partners rapidly adopt our technologies.

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

	Year Ended December 31,

	2006	2005	2004

Agere Systems Inc.	20%	21%	20%
Broadcom Corporation	18%	10%	7%
LSI Logic Corporation	6%	10%	3%
Matsushita Electric Industrial Co. Ltd.	4%	7%	17%

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

          As of December 31, 2006 our engineering team comprised 24 employees, 13 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into four development groups, each focusing on one of these four areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

•	Integrated Circuit Design—Our integrated circuit design team focuses on the overall embedded test intellectual property architecture and its implementation and verification.

•	Design Software—Our design software team focuses on developing the software that analyzes, generates, assembles, and verifies an integrated circuit design with embedded test.

•	Manufacturing Software—Our manufacturing software team focuses on developing software for enabling test and diagnostic in manufacturing.

•	Analysis Software—Our analysis software team focuses on developing software to analyze integrated circuit test and foundry data to identify and diagnose yield issues.

          In addition to the four development groups, we have product engineering teams focused on software builds and release, documentation and quality assurance.

          Research and development expenses were $4.1 million, $5.8 million and $5.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Sales and Marketing

          The majority of our revenues are generated by our direct sales force.  In the United States, we have sales and service offices in Boston, Massachusetts; Dallas, Texas; and San Jose, California. We also use independent sales representatives in the United States. Internationally, we have a sales and service office in Japan, while sales in other countries are handled by distributors or independent sales representatives in China, Europe, Korea and Taiwan.  Information regarding geographic areas is included in Note 13 to the Consolidated Financial Statements in Item 8.  Sales personnel consist of sales representatives who are responsible for all business aspects of the customer relationship and application engineers who manage the technical pre-sales as well as the post-sales customer support issues.  As of December 31, 2006, we had 28 employees involved in sales, marketing, application engineering and customer service.

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

          Sales and marketing expenses are allocated between cost of revenues and sales and marketing expenses.  Application engineering efforts devoted to revenue-generating design and technology development projects and post-contract customer support activities are recorded as cost of revenues.  Sales and marketing expenses incurred for general selling and marketing activities are recorded as sales and marketing expenses.

          Sales and marketing expenses were $7.0 million, $7.5 million and $6.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Intellectual Property

          We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2006, our intellectual property portfolio consisted of 46 issued U.S. patents and 16 pending U.S. patent applications.  Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2024. Our portfolio also includes two patents for testing embedded memories and digital systems which are licensed from Nortel Networks and for which we have completed royalty payments. Nevertheless, our license agreement with Nortel may be terminated if we materially violate the terms of the agreement, if a competitor of Nortel acquires a significant percentage of our common stock without first obtaining Nortel’s consent or if we bring patent infringement proceedings against Nortel under any patent embodied in, or acquired as a result of access to, the technology we license from Nortel. Our patents, and the Nortel patents we license, cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

          The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights or positions. There are numerous patents in the semiconductor industry and new patents are being issued at a rapid rate. This often results in significant and often protracted and expensive litigation.  Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others.  Litigation could cause us to incur significant expenses, harm our sales of the challenged technologies or products and divert the efforts of our technical and management personnel, whether or not a court decides in our favor.  From time to time third parties may notify us of intellectual property infringement claims. If it is necessary or desirable, we may seek licenses under these third party patents or intellectual p roperty rights. However, we cannot be sure that third parties will offer licenses to us on acceptable terms or at all.

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

     Manufacturing

          Because embedded test has the potential to impact the external test market, we believe traditional hardware tester manufacturers such as Advantest Corporation, Credence Systems Corporation, Inovys Corporation, LTX Corporation, Teradyne, Inc. and Verigy Ltd. all view embedded test and LogicVision as competition. Many of these companies are devoting significant resources to developing external solutions to testing complex integrated circuits, including working closely with some of our current and potential customers. Their efforts may result in the development of solutions that compete with our embedded test solution.  In addition, all of the tester manufacturers above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.

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

Employees

          As of December 31, 2006, we employed 59 full time employees worldwide, of which 35 employees were located in the United States, 17 employees were located in Canada, and 7 employees were located in Asia and Europe. This included 28 in sales and marketing, 24 in research and development, and 7 in finance, information technology and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

Available Information

          Our website is http://www.logicvision.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission, or SEC.  Information contained on our website is not part of this report.

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

          To date, the semiconductor industry has not adopted embedded test technology as an alternative to current testing methods on a widespread basis. If the semiconductor industry does not adopt embedded test technology widely and in the near future, our growth will be limited, our revenues could decline, and our stock price could fall. We cannot provide assurance that integrated circuit designers and design companies’ customers will accept embedded test technology as an alternative to current testing methods in the time frame we anticipate, or at all. The industry may fail to adopt embedded test technology for many reasons, including the following:

•

our current and potential customers may not accept or embrace our LV2005TM integrated family of products, our SiVisionTM product, our Embedded SerDes Test product or our other recently announced products;

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

We have a history of losses and an accumulated deficit of approximately $96.1 million as of December 31, 2006. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $7.1 million, $10.0 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, we had an accumulated deficit of approximately $96.1 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

          The accounting rules we are required to follow require us to recognize revenues only when certain criteria are met. As a result, for a given quarter it is possible for us to fall short in our revenues and/or earnings estimates even though total orders are according to our plan or, conversely, to meet our revenue and/or earnings estimates even though total orders fall short of our plan, due to revenues resulting from the recognition of previously deferred revenues. Orders for software support and consulting services yield revenues over multiple quarters, rather than at the time of sale. The specific terms agreed to with a customer and/or any changes to the rules interpreting such terms may have the effect of requiring deferral of product revenues in whole or in part or, alternatively, of requiring us to accelerate the recognition of such revenues for products to be used over multiple years.

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

          Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Credence Systems Corporation, Inovys Corporation, LTX Corporation, Teradyne, Inc and Verigy Ltd.  As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have.  Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers listed above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.  Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

          We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 20% and 18%, respectively, of total revenues in the year ended December 31, 2006; three customers accounted for 21%, 10% and 10%, respectively, of total revenues for the year ended December 31, 2005 and two customers accounted for 20% and 17%, respectively, of total revenues for the year ended December 31, 2004. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 79%, 82% and 90% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

Future changes in financial accounting standards, including pronouncements and interpretations of accounting pronouncements on software revenue recognition and stock-based compensation, may cause adverse unexpected revenue and expense fluctuations and affect our reported results of operations.

          A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In particular, new pronouncements and varying interpretations of pronouncements on software revenue recognition and stock-based compensation have occurred with frequency, may occur in the future and could impact our revenues, expenses and results of operations. Required changes in our methods of revenue recognition could result in deferral of revenues recognized in current periods to subsequent periods or accelerated recognition of deferred revenues to current periods, each of which could cause shortfalls in meeting the expectations of investors and securities analysts. Our stock price could decline as a result of any shortfall.

          For example, the adoption of the FASB’s recently issued SFAS 123(R), which requires compensation costs relating to share-based payment transactions be recognized in financial statements beginning in January 2006, had a financial impact on our results of operations and loss per share.

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

          Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on the effectiveness of our internal control over financial reporting beginning in fiscal 2007. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning in fiscal 2008. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decl ine in the market price of our stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

          Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent SEC and NASDAQ rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent registered public accounting firm.  In order to comply with these rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses.  Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

          Our success and ability to compete depend largely upon the protection of our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws. Any patents we obtain or license may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technolog y, duplicate our products or design around any patents issued to us or our other intellectual property rights.

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

          We offer our products and services for sale through distributors and sales representatives in China, France, Germany, Israel, Korea, Taiwan and the United Kingdom (UK). We anticipate that sales in these markets will account for a portion of our total revenues in future periods.  During 2004, we appointed a new distributor in Germany. In 2005, we appointed a sales representative in Israel and distributors in France and the UK. In 2006, we appointed a sales representative in India. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors and sales representatives, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

          International revenues accounted for 16%, 18% and 22% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.  In addition to our international sales, we have operations in Canada, Japan and the UK.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          The NASDAQ Stock Market has quantitative maintenance criteria for the continued listing of common stock on the NASDAQ Global Market, including maintaining a minimum closing bid of $1.00 per share. As of December 31, 2006, we were in compliance with all NASDAQ Global Market listing requirements. However, our stock price has declined significantly over the past year and experienced volatility. Our stock was priced below $1.00 for nearly 30 trading days during November and December 2006. If the closing bid price of our common stock price falls and remains below $1.00 per share for 30 consecutive trading days, our common stock may not remain listed on the NASDAQ Global Market. If we fail to maintain continued listing on the NASDAQ Global Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

Item 1B. Unresolved Staff Comments

          None.

Item 2.    Properties

          Our principal executive offices are located in San Jose, California, where we lease approximately 18,000 square feet.  We believe that these offices will be adequate to meet our requirements for the next 12 months. We have research and development offices in Ottawa, Canada. We have domestic sales and service offices in Boston, Massachusetts; and Dallas, Texas. In addition, we have an international sales and service office in Tokyo, Japan and a customer service office in London.

Item 3.    Legal Proceedings

          We are not currently a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

          None.

Executive Officers of the Registrant

          The following table sets forth information regarding our executive officers as of December 31, 2006:

Name	Age	Position

James T. Healy	66	President, Chief Executive Officer and a director
Farhad Hayat	50	Vice President of Marketing
Bruce M. Jaffe	62	Vice President of Finance and Chief Financial Officer
Fadi Maamari	44	Vice President of Engineering
Ronald H. Mabry	59	Vice President of Field Operations and Applications Engineering

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

          Farhad Hayat has served as our Vice President of Marketing since July 2006. From 2000 to 2006, Mr. Hayat served as Vice President of Marketing for the Verification Business Unit at Synopsys, Inc., and from 1998 to 2000 he served as Senior Director of Marketing of DFT product lines at Synopsys. Prior to joining Synopsys, Mr. Hayat worked at Cadence Designs Systems in various marketing roles. He holds a B.S. and MSEE with honors from the University of Tulsa.

          Bruce M. Jaffe has served as our Vice President of Finance and Chief Financial Officer since April 2003.  From 1999 until 2006, Mr. Jaffe served as a director of Pemstar, Inc, until its sale to Benchmark Electronics. From 2000 until 2005, he also served as a director of Metron Technology N.V. until its sale to Applied Materials. During 2003-2004, he also served as a director of Southwall Technologies Inc.  Mr. Jaffe holds a B.S. in Business from the University of Southern California and is a certified public accountant.  Mr. Jaffe currently serves on the Board of Advisors for the University of Southern California School of Business.

          Fadi Maamari has served as our Vice President of Engineering since June 2006. From 1996 to 2006, he has worked at LogicVision, where he has held senior management positions in Applications Engineering and Marketing. From 1990 to 1996, Dr. Maamari was a member of Technical Staff at AT&T Bell Labs’ Engineering Research Center in Princeton, New Jersey. He holds a Ph.D. in Electrical Engineering from McGill University, and M.S. and B.S. degrees from École Polytechnique in Montreal, Canada.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock, par value $0.0001 (“Common Stock”), is traded on the NASDAQ Global Market (“Nasdaq”) under the symbol “LGVN.” The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock on Nasdaq, as reported in its consolidated transaction reporting system.

	High	Low

2006
Fourth Quarter	$1.39	$0.83
Third Quarter	$1.75	$1.17
Second Quarter	$1.95	$1.38
First Quarter	$1.52	$1.10
2005
Fourth Quarter	$2.24	$0.98
Third Quarter	$2.63	$1.74
Second Quarter	$2.66	$1.60
First Quarter	$3.10	$2.26

          As of February 28, 2007, our Common Stock was held by 78 stockholders of record.  Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

Item 6.    Selected Financial Data

          The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2006 and 2005 and selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 were derived from audited consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,

	2006 (2)	2005	2004	2003	2002

	(in thousands, except per share data)
Consolidated statements of operations data
Revenues:
License	$4,984	$6,735	$5,686	$4,740	$10,247
Service	5,350	3,951	4,095	3,987	5,308
Product	183	196	313	275	—

Total revenues	10,517	10,882	10,094	9,002	15,555

Cost of revenues:
License	1,006	916	323	186	962
Service	1,887	2,116	2,616	2,480	3,452
Product	—	88	299	100	—

Total cost of revenues	2,893	3,120	3,238	2,766	4,414

Gross profit	7,624	7,762	6,856	6,236	11,141

Operating expenses:
Research and development	4,133	5,848	5,111	4,971	5,408
Sales and marketing	7,032	7,517	6,075	9,556	10,757
General and administrative	3,718	4,725	4,386	4,279	4,490

Total operating expenses	14,883	18,090	15,572	18,806	20,655

Loss from operations	(7,259)	(10,328)	(8,716)	(12,570)	(9,514)
Interest income	316	286	383	655	1,099
Other income (expense), net	—	—	12	(11)	24

Loss before provision (benefit) for income taxes	(6,943)	(10,042)	(8,321)	(11,926)	(8,391)
Provision (benefit) for income taxes	144	(69)	67	89	113

Net loss	$(7,087)	$(9,973)	$(8,388)	$(12,015)	$(8,504)

Net loss per share, basic and diluted(1)	$(0.36)	$(0.53)	$(0.51)	$(0.78)	$(0.57)

Weighted average common shares, basic and diluted(1)	19,649	18,677	16,338	15,495	15,002

(1)	The diluted net loss per share computation excludes potential shares of common stock (options and warrants to purchase common stock), as their effect would be antidilutive.
(2)	The Company adopted SFAS 123(R) effective January 1, 2006.

	December 31,

	2006	2005		2004		2003	2002

	(in thousands)
Consolidated balance sheet data
Cash and cash equivalents and short-term investments	$9,242	$10,696		$21,342		$19,257	$23,171
Marketable securities	—	—		4,960		11,801	18,390
Working capital	3,678	7,456	(1)	11,554	(1)	15,639	17,055
Total assets	19,491	24,341		39,243		36,495	46,525
Short-term debt	—	—		3,500		—	2,500
Total stockholders’ equity	11,801	15,438		24,808		27,151	37,795

(1)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report.

Overview

          General

          We are a test and yield learning company in the semiconductor design-for-manufacturing, or DFM, sector.  Our proprietary technologies for embedded test and diagnostics enable the more efficient test of complex semiconductor devices.  Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle.  The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, medical products, networking and wireless communications devices, computers and satellite systems.

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

          We believe our products can reduce semiconductor manufacturing and test costs, accelerate silicon bring-up times, provide for yield learning, improve time-to-yield and result in less field returns.  The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers and smaller.  A nanometer is one billionth of a meter.

          Our customers include application specific integrated circuit or system-on-a-chip designers in systems companies, fabless companies and integrated device manufacturers that use our technology in their application specific integrated circuits or systems-on-a-chip as part of systems development and for complex chip development and testing.  We license our intellectual property and software through our direct sales force in the United States and Japan, and through our distributors or independent sales representatives in China, Europe, Korea and Taiwan.

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

          We received new orders of $9.9 million in 2006 compared to $13.5 million in 2005.  This decrease in new orders was primarily due to the receipt of large multi-year orders in 2005 from domestic customers.  We expect receipt of new orders to fluctuate due to the lengthy sales cycles and our dependence on large orders.  Our backlog, including deferred revenues, of orders which are expected to be recognized as revenue over the 12 months following December 31, 2006, was $8.3 million at December 31, 2006, compared with $7.2 million at the end of 2005.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized.  A significant portion of the orders which have been accepted but have not yet been billed provides customers with cancellation rights and customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

          Restructuring

          In the fourth quarter of 2005, we implemented a restructuring plan to reduce operating costs by reducing our workforce and consolidating facilities and resources.  Accordingly, we recognized a restructuring charge of approximately $0.7 million for the workforce reduction, facility abandonment expenses, other contractual charges associated with the facilities and other related expenses. The restructuring plan eliminated 31 employees located in the United States, Canada and India, primarily in marketing, engineering and administrative functions. One facility in Canada and the facility in India were eliminated; the restructuring plan was substantially completed by the end of December 2005.

          Acquisition

          In November 2004, we completed the acquisition of SiVerion, Inc. for a total purchase price of $7.4 million.  At the closing we paid $1.4 million in cash and issued 2 million shares of our common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debt holders.  The purchase price also included a contingent payment of up to $2 million in cash  payable on November 5, 2006 (the “Additional Cash Exchange Rights”) if the average closing price of our common stock for the 10 trading days immediately prior thereto was less than $3.00.

          On June 27, 2006, the Company issued 1,070,499 shares of common stock to certain former stockholders of SiVerion, Inc. in exchange for the Additional Cash Exchange Rights held by those former stockholders. In November 2006, we paid an aggregate amount of $148,000 to the remaining former SiVerion, Inc. stockholders who held Additional Cash Exchange Rights in satisfaction of our contingent obligation.

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

Allowance for Doubtful Accounts

          We make ongoing assumptions relating to the credit worthiness of our customers in estimating our allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill impairment

          Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting unit.

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

Accounting for Stock-Based Compensation.

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our 2000 Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

          We adopted SFAS 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $376,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the years ended December 31, 2005 or 2004.

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards are recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, we accounted for forfeitures as they occurred.

          Upon adoption of SFAS 123(R), we selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted repres ents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

          For further information on stock-based compensation, see Note 9 of the Notes to the Consolidated Financial Statements.

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

Results of Operations

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data from 2006 to 2005 and 2005 to 2004 (in thousands, except percentage data):

	Year ended December 31,			% change

	2006	2005	2004	2006/2005	2005/2004

Revenues:
License	$4,984	$6,735	$5,686	-26.0%	18.4%
Service	5,350	3,951	4,095	35.4%	-3.5%
Product	183	196	313	-6.6%	-37.4%

Total revenues	10,517	10,882	10,094	-3.4%	7.8%

Cost of revenues:
License	1,006	916	323	9.8%	183.6%
Service	1,887	2,116	2,616	-10.8%	-19.1%
Product	—	88	299	-100.0%	-70.6%

Total cost of revenues	2,893	3,120	3,238	-7.3%	-3.6%

Gross profit	$7,624	$7,762	$6,856	-1.8%	13.2%

Percentage of total revenues:
Revenues:
License	47%	62%	56%
Service	51%	36%	41%
Product	2%	2%	3%

Total revenues	100%	100%	100%

Cost of revenues:
License	10%	8%	3%
Service	18%	20%	26%
Product	0%	1%	3%

Total cost of revenues	28%	29%	32%

Gross profit	72%	71%	68%

     Total revenues

          Total revenues decreased in 2006 compared to 2005 primarily due to decreased new orders during the year. This decrease was primarily due to the receipt of large multi-year orders in 2005 from domestic customers. Service revenues were higher, and license revenues lower, because a higher percentage of certain large orders were allocated based on the number of license seats assigned to those orders.

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

          Total cost of revenues decreased in 2006 compared to 2005 primarily due to a decrease in cost of service that resulted from less time spent on post contract customer support and consulting services. Cost of product decreased because the inventory of $0.1 million was sold that was fully reserved in previous years.

          Total cost of revenues decreased in 2005 compared to 2004. Licensing costs increased by $0.6 million due to amortization of costs of technology incorporated into our ETCreate product. Service and product costs decreased by $0.7 million, due in part to the establishment of an inventory reserve in 2004 to reflect current market conditions for our Validator product. Cost of post contract customer support also declined.

Revenues by product line and country

          The table below sets forth the fluctuations in revenues by product line and geographic region for the year ended December 31, 2006, 2005 and 2004 (in thousands, except percentage data):

	Year ended December 31,			% change

	2006	2005	2004	2006/2005	2005/2004

Revenue by product line:
ETCreate	$8,320	$8,911	$9,112	-6.6%	-2.2%
ETAccess	2,063	1,882	982	9.6%	91.6%
SiVision	134	89	—	50.6%	100%

Total revenues	$10,517	$10,882	$10,094	-3.4%	7.8%

Revenue by geographic region:
United States	$8,827	$8,877	$7,874	-0.6%	12.7%
Japan	1,176	1,348	2,096	-12.8%	-35.7%
Rest of the World	514	657	124	-21.8%	429.8%

Total revenues	$10,517	$10,882	$10,094	-3.4%	7.8%

Percentage of total revenues:
Revenue by product line:
ETCreate	79%	82%	90%
ETAccess	20%	17%	10%
SiVision	1%	1%	0%

Total revenues	100%	100%	100%

Revenue by geographic region:
United States	84%	82%	78%
Japan	11%	12%	21%
Rest of the World	5%	6%	1%

Total revenues	100%	100%	100%

Product line:

          ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design.

          ETCreate revenue decreased in 2006 compared to 2005, and 2005 compared to 2004 due to lower license revenues from customers in Japan.

          ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP.

          ETAccess revenue increased in 2006 compared to 2005, and increased in 2005 compared to 2004, primarily as the product began to obtain customer acceptance.

          The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The SiVision product was acquired with the acquisition of SiVerion, Inc. in November 2004.

Geographic region:

          Revenue in the United States increased as a percentage of total rev enue in 2006 compared to 2005, primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue in 2006 compared to 2005 primarily due to lower revenues from existing customers.

          Revenue in the United States and Rest of the World increased as a percentage of total revenue in 2005 compared to 2004, primarily due to revenues from new customers.  Revenue in Japan decreased as a percentage of total revenue in 2005 compared to 2004 primarily due to lower revenues from existing customers.

Operating Expenses:

          The table below sets forth operating expense data from 2006 to 2005 and 2005 to 2004 (in thousands, except percentage data):

	Year ended December 31,			% change

	2006	2005	2004	2006/2005	2005/2004

Operating expenses:
Research and development	$4,133	$5,848	$5,111	-29.3%	14.4%
Sales and marketing	7,032	7,517	6,075	-6.5%	23.7%
General and administrative	3,718	4,725	4,386	-21.3%	7.7%

Total operating expenses	$14,883	$18,090	$15,572	-17.7%	16.2%

Percentage of total revenues:
Operating expenses:
Research and development	39%	54%	51%
Sales and marketing	67%	69%	60%
General and administrative	36%	43%	43%

Total operating expenses	142%	166%	154%

     Research and development

          Research and development expenses consist primarily of compensation and related costs for personnel. All research and development costs are expensed as incurred.

          Research and development expenses decreased in 2006 compared with 2005 primarily due to decreases in compensation related expenses and facility expenses of $1.2 million resulting from the November 2005 restructuring, $0.4 million of reduced business consulting expenses, and lower amortization of intangible assets of $0.1 million.

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

          Sales and marketing expenses decreased in 2006 compared to 2005 primarily due to a decrease in employee related expenses of $0.2 million resulting from the November 2005 restructuring, lower business consulting expenses of $0.2 million, and lower trade show and other promotional expenses of $0.1 million.

          Sales and marketing expenses increased in 2005 compared to 2004 primarily due to an increase in employee related expenses of $0.6 million resulting from headcount increases during the year, higher business consulting expense of $0.2 million, higher trade show and other promotional expenses of $0.1 million and increased other expenses of $0.5 million.

     General and administrative

          General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, professional services and related fees and expenses.

          General and administrative expenses decreased in 2006 compared to 2005 primarily due to a $0.9 million decrease in compensation related expenses primarily due to the November 2005 restructuring.

          General and administrative expenses increased in 2005 compared to 2004 primarily due to a $0.3 million increase in employee related expenses primarily due to the severance expense accrued in connection with the November 2005 restructuring.

Other Items:

          The table below sets forth other data from 2006 to 2005 and 2005 to 2004 (in thousands, except percentage data):

	Year ended December 31,			% change

	2006	2005	2004	2006/2005	2005/2004

Interest and other income, net	$316	$286	$395	10.5%	-27.6%
Provision (benefit) for income taxes	$144	$(69)	$67	NM	NM
Percentage of total revenues:
Interest and other income, net	3%	3%	4%
Provision (benefit) for income taxes	1%	-1%	1%

     Interest income

          Interest income increased in 2006 compared with 2005 primarily due to reduced interest expense from our line of credit; interest income decreased in 2005 compared with 2004 primarily due to reduced interest income resulting from lower investment balances even while yields on our investments were improving.

     Income taxes

          Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented.  In 2006 and 2004, we recorded an income tax provision of $144,000 and $67,000, respectively, primarily related to foreign income taxes. In 2005 we recorded income tax benefits of $69,000 primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2006, we incurred net losses for federal and state tax purposes. As of December 31, 2006, we had federal and California net operating loss carryforwards of approximately $85.1 million and $26.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards will begin to expire in 2007 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

           At December 31, 2006, we had cash and cash equivalents and investments of $9.2 million and working capital of $3.7 million.

          Net cash used in operating activities was $4.3 million in 2006, $11.9 million in 2005, and $6.0 million in 2004. Net cash used in operating activities for 2006 was primarily due to a net loss of $7.1 million, a decrease in deferred revenue $1.3 million and a decrease in accounts payable $0.2 million. This was partly offset by a decrease in accounts receivable of $1.9 million, a decrease in prepaid expenses and other assets of $0.9 million, an increase in accrued liabilities of $0.3 million, and non-cash charges relating to depreciation and amortization of property and equipment and stock-based compensation totaling $1.2 million. Net cash used in operating activities for 2005 was primarily due to a net loss of $10.0 million, an increase in accounts receivable of $1.4 million resulting from the timing of customer billings, a decrease in accrued liabilities of $0.7 million, primarily from decreases of accrued employee compensation and deferred revenue of $1.3 million. This was partly offset by a decrease in other assets of $0.7 million resulting from amortization of a prepaid license we purchased in 2004, and non-cash charges relating to depreciation and amortization of property and equipment of $0.9 million. Net cash used in operating activities for 2004 was primarily due to a net loss of $8.4 million, an increase in other assets of $1.3 million resulting from a prepaid license fee for technology incorporated in our LV 2004TM product and a decrease in accounts payable of $0.3 million. This was partly offset by a decrease in accounts receivable of $1.6 million resulting from the timing of customer billings, an increase in accrued liabilities of $1.0 million, primarily due to accrued employee compensation, an increase in deferred revenue of $0.9 million resulting from customer billings in advance of revenue recognition, and non-cash charges relating to depreciation and amortization of $0.7 million.

          Net cash provided by investing activities was $4.6 million in 2006 and $12.6 million in 2005.  Net cash used in investing activities was $2.5 million in 2004. Net cash provided by investing activities for 2006 was primarily from proceeds from maturities of investments of $9.8 million, partly offset by purchases of investments of $4.9 million and purchases of property and equipment of $0.2 million. Net cash provided by investing activities for 2005 was primarily from proceeds from maturities of investments of $18.5 million, partly offset by purchases of investments of $5.1 million and purchases of property and equipment of $0.8 million.  Net cash used in investing activities for 2004 was primarily due to purchases of investments of $13.9 million, cash payments related to the SiVerion acquisition of $2.3 million, and purchases of property and equipment of $0.6 million. This was offset by the proceeds from maturities of investments of $14.3 million.

          Net cash provided by financing activities was $3.2 million in 2006. Net cash used in financing activities was $2.8 million in 2005 and net cash provided by financing activities was $4.2 million in 2004. Net cash provided by financing activities for 2006 was primarily from the sale in a private placement of 4.0 million shares of common stock in December 2006. Net cash used in financing activities for 2005 was primarily due to repayment of short-term debt of $4.5 million, partly offset by net proceeds of $0.7 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $1.0 million borrowed under our line of credit. Net cash provided by financing activities for 2004 was due to the proceeds from short-term debt of $3.5 million, and proceeds from issuance of common stock pursuant employee stock purchase plan purchases and exercise of employee stock options of $0.7 million.

          We have a loan agreement with a bank under which we previously could have borrowed, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at December 31, 2006. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were no borrowings outstanding under this agreement at December 31, 2006. We were in compliance with the covenants under the loan agreement at that date. The agreement was amended subsequent to the end of the year and now expires on February 28, 2008.

          We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including the costs and timing of product development efforts and the success of these development efforts, the costs and timing of sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, the level and timing of license and service revenues, available borrowings under line of credit arrangements and other factors. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. From time to time, we may be required to raise additional funds through p ublic or private financing, strategic relationships or other arrangements. There can be no assurance that such funding, if needed, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition.

          We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating, capital requirements and business acquisitions for at least the next 12 months.

Contractual Obligations and Other Commercial Commitments

          At December 31 2006, our contractual obligations and commercial commitments, primarily under operating lease arrangements for our facilities, were as follows (in thousands):

Year ending December 31,

2007	$734
2008	697
2009	706
2010	264
2011	68

$2,469

          The above amounts include amounts for rent and estimated operating expenses required under the property leases.

Indemnification Obligations

          We enter into standard license agreements in the ordinary course of business.  Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms.  Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices.  We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we have not recorded any liabilities for indemnification under these agreements as of December 31, 2006.

          We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid.  As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

          We entered into a Registration Rights Agreement with the purchasers in the private placement of common stock. Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission and agreed to keep it effective for up to two years. In the event  the registration statement becomes unavailable for use for greater than 30 consecutive days or for a total of 60 days or more during any 12 month period in which we are required to keep the registration statement effective, then we must pay to each purchaser in cash 2.0% of the portion of the purchase price paid by such purchaser for common stock in the private placement, for each 30-day period or pro rata for any portion thereof, up to 10% of the purchase price paid by such purchaser.

Warranties

          We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2006.  We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Recent Accounting Pronouncements

          In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (APIC) pool. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We have elected the “short-cut” method to establish the APIC pool required under FAS 123 (R) for fiscal year ended December 31, 2006.

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact this standard will have on our financial position or results of operations.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the imp act on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at December 31, 2006.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At December 31, 2006, we had short-term U.S. government securities and commercial paper of $2.2 million.

Item 8.	Financial Statements and Supplementary Data

INDEX

Page

Consolidated Financial Statements of LogicVision, Inc.

Report of Independent Registered Public Accounting Firm	36
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2006 and 2005	38
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	39
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004	40
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	41
Notes to Consolidated Financial Statements	42
Selected Quarterly Consolidated Financial Data (Unaudited)	59

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	60

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of  LogicVision, Inc.:

We have audited the accompanying consolidated balance sheet of LogicVision, Inc. and its subsidiaries (“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a) (2) as of and for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates m ade by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended December 31, 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 9 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” applying the modified prospective method.

/s/    Burr, Pilger & Mayer LLP

Palo Alto, California
March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

          In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California
March 31, 2006

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,087	$3,620
Short-term investments	2,155	7,076
Accounts receivable, net of allowance for doubtful accounts of $6 and $25, respectively	615	2,512
Prepaid expenses and other current assets	1,226	1,544

Total current assets	11,083	14,752
Property and equipment, net	743	1,097
Intangible assets, net	178	464
Goodwill	6,846	6,846
Other long-term assets, net	641	1,182

Total assets	$19,491	$24,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	308	484
Accrued liabilities and restructuring charges	2,008	1,702
Deferred revenue, current portion	5,089	5,110

Total current liabilities	7,405	7,296
Deferred revenue	285	1,607

Total liabilities	7,690	8,903

Commitments and contingencies (See Note 5)
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000,000 shares;
Issued and outstanding: 24,081,000 shares at December 31, 2006 and 18,892,000 shares at December 31, 2005	2	2
Additional paid-in capital	107,860	104,417
Accumulated other comprehensive income (loss)	—	(7)
Accumulated deficit	(96,061)	(88,974)

Total stockholders’ equity	11,801	15,438

Total liabilities and stockholders’ equity	$19,491	$24,341

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2006	2005	2004

Revenues:
License	$4,984	$6,735	$5,686
Service	5,350	3,951	4,095
Product	183	196	313

Total revenues	10,517	10,882	10,094

Cost of revenues:
License	1,006	916	323
Service	1,887	2,116	2,616
Product	—	88	299

Total cost of revenues	2,893	3,120	3,238

Gross profit	7,624	7,762	6,856

Operating expenses:
Research and development	4,133	5,848	5,111
Sales and marketing	7,032	7,517	6,075
General and administrative	3,718	4,725	4,386

Total operating expenses	14,883	18,090	15,572

Loss from operations	(7,259)	(10,328)	(8,716)
Interest income	316	286	383
Other income (expense), net	—	—	12

Loss before provision (benefit) for income taxes	(6,943)	(10,042)	(8,321)
Provision (benefit) for income taxes	144	(69)	67

Net loss	$(7,087)	$(9,973)	$(8,388)

Net loss per common share, basic and diluted	$(0.36)	$(0.53)	$(0.51)

Weighted average number of shares outstanding, basic and diluted	19,649	18,677	16,338

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Common stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ Equity

	Shares	Amount

Balances, December 31, 2003	15,776	$2	$97,759	$(132)	$135	$(70,613)	$27,151
Stock options exercised	227		282				282
Stock awards granted	20		51				51
Stock options cancelled			(86)	86			—
Common stock and contingent consider- ation issued in SiVerion acquisition	2,000		5,380				5,380
Common stock issued under employee stock purchase plan	147		348				348
Stock-based compensation				45			45
Net loss						(8,388)	(8,388)
Foreign currency translation adjustment					(61)		(61)

Comprehensive loss							(8,449)

Balances, December 31, 2004	18,170	$2	$103,734	$(1)	$74	$(79,001)	$24,808
Stock options exercised	500		311				311
Stock awards granted	25		54				54
Common stock issued under employee stock purchase plan	197		318				318
Stock-based compensation				1			1
Net loss						(9,973)	(9,973)
Unrealized loss on investments					(21)		(21)
Foreign currency translation adjustment					(60)		(60)

Comprehensive loss							(10,054)

Balances, December 31, 2005	18,892	$2	$104,417	$—	$(7)	$(88,974)	$15,438
Stock options exercised	50		39				39
Common stock issued under employee stock purchase plan	69		73				73
Additional common stock and contingent consideration issued in SiVerion acquisition	1,070		(148)				(148)
Common stock issued in private placement, net	4,000		3,103				3,103
Stock-based compensation			376				376
Net loss						(7,087)	(7,087)
Unrealized gain on investments					20		20
Foreign currency translation adjustment					(13)		(13)

Comprehensive loss							(7,080)

Balances, December 31, 2006	24,081	$2	$107,860	$—	$—	$(96,061)	$11,801

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(7,087)	$(9,973)	$(8,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848	947	662
Stock-based compensation	376	1	45
Provision for (recovery of) allowance for doubtful accounts	(19)	13	(16)
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	1,916	(1,400)	1,646
Prepaid expenses and other current assets	318	(85)	(208)
Notes receivable, related parties	—	—	60
Other long-term assets	541	655	(1,389)
Accounts payable	(176)	3	(273)
Accrued liabilities and restructuring charges	306	(683)	996
Deferred revenue	(1,343)	(1,352)	868

Net cash used in operating activities	(4,320)	(11,874)	(5,997)

Cash flows from investing activities:
Purchase of investments	(4,872)	(5,037)	(13,934)
Purchase of property and equipment	(209)	(821)	(552)
Cash paid for business acquisition	(148)	—	(2,300)
Proceeds from maturities of investments	9,825	18,473	14,305

Net cash provided by (used in) investing activities	4,596	12,615	(2,481)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,215	683	681
Proceeds from short-term debt	—	1,000	3,500
Repayment of short-term debt	—	(4,500)	—

Net cash provided by (used in) financing activities	3,215	(2,817)	4,181

Effect of foreign currency exchange rates on cash	(24)	(94)	(88)

Net increase (decrease) in cash and cash equivalents	3,467	(2,170)	(4,385)
Cash and cash equivalents, beginning of year	3,620	5,790	10,175

Cash and cash equivalents, end of year	$7,087	$3,620	$5,790

Supplemental disclosure of noncash activities:
Cash paid for interest	$—	$164	$17

Cash paid for income taxes	$88	$(74)	$16

Issuance of common stock for business acquisition	$1,852	$—	$3,380

Contingent consideration issued for business acquisition	$(2,000)	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY

Nature of Business

          LogicVision, Inc. (the “Company”) was incorporated on July 23, 1992 and was reincorporated in the State of Delaware on September 15, 2000. LogicVision is a test and yield learning company in the semiconductor design-for-manufacturing sector. We provide proprietary technologies for embedded test that enable the more efficient test of complex semiconductors. The embedded test solution allows integrated circuit designers to embed, into a semiconductor design, test functionality that can be used during semiconductor production and throughout the useful life of the chip.  The technology also allows integrated circuits to be tested and characterized after they have been assembled onto boards and systems.

          We have incurred substantial losses and negative cash flows from operations since inception.  For the year ended December 31, 2006, we incurred a loss from operations of approximately $7.1 million and negative cash flows from operations of approximately $4.3 million.  As of December 31, 2006, we had an accumulated deficit of approximately $96.1 million.  While management believes that its current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2007, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Reclassifications

          Certain amounts have been reclassified from the prior year to conform to the current year’s presentation. Approximately $2.0 million of deferred revenue classified as long term in the prior year has been reclassified to short term deferred revenue in accordance with a new method for allocating total deferred revenue between short and long term which better reflects the timing of when deferred revenue is expected to be recognized. This reclassification did not impact total liabilities or stockholders’ equity at December 31, 2005, and had no impact on the consolidated statements of operations or of cash flows for the year ended December 31, 2005.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of LogicVision, Inc. and its wholly-owned subsidiaries conducting business in the Japan, Canada, and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.  The Company’s fiscal year end is December 31.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, income taxes, long-term service contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents and Investments

          We consider all highly liquid investment instruments purchased with original maturities of three months or less at the acquisition date to be cash equivalents.  Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months, are considered to be short-term investments. All investments are classified as available-for-sale and are reported at fair value.  At December 31, 2006 and 2005, the carrying value of our available-for-sale investments approximates their fair value.  Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

          Cash and cash equivalents and investments consist of the following (in thousands):

	December 31,

	2006	2005

Cash and cash equivalents:
Cash	$1,241	$847
Money market funds	3,234	1,151
Commerical paper	1,119	1,197
U.S. government agency notes	1,493	425

Total cash and cash equivalents	$7,087	$3,620

Short-term investments:
U.S. government agency notes	$2,006	$7,076
Commerical paper	149	$—

Total short-term investments	$2,155	$7,076

          The contractual maturities of debt securities classified as cash equivalents and available-for-sale investments at December 31, 2006 and 2005 are as follows (in thousands):

	Estimated Fair Value

	2006	2005

Maturing 90 days or less from purchase	$2,611	$1,622
Maturing between 90 days and one year from purchase	2,155	450
Maturing more than one year from purchase	—	6,626

Total available-for-sale debt securities	$4,766	$8,698

          Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investments to meet its cash needs.  We had no realized gains and losses for the years ended December 31, 2006, 2005 or 2004.

Property and Equipment

          Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter.  Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We use an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable.  During the three years ended December 31, 2006, we did not record any impairment of our long-lived assets, other than amounts related to our November 2005 restructuring.

Stock-Based Compensation

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our 2000 Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

          We adopted SFAS 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $376,000, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. No stock-based compensation expense related to employee stock options and employee stock purchases was recognized for the years ended December 31, 2005 or 2004.

          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Consolidated Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards will be recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, we accounted for forfeitures as they occurred.

          Upon adoption of SFAS 123(R), we selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted repres ents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. Wey do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

                    For further information on stock-based compensation, see Note 9.

          In 2005 and 2004, we accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25, as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price.  SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument.  Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant date for awards for 2005 and 2004 consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,

	2005	2004

Net loss, as reported	$(9,973)	$(8,388)
Add: Stock-based compensation expense included in reported net income	1	45
Deduct: Total stock-based compensation expense determined under fair value based method for all awards granted	(3,252)	(2,556)

Pro forma net loss	$(13,224)	$(10,899)

Loss per share:
Basic and diluted - as reported	$(0.53)	$(0.51)

Basic and diluted - pro forma	$(0.71)	$(0.67)

          We account  for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award (except stock awards to non-employee directors) is remeasured at each period end until a commitment date is reached, which is generally the vesting date. All of our non-employee stock awards were fully vested as of December 31, 2006.

Revenue Recognition

          We account for our revenue under the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.

          Our revenues are derived from three primary sources: license revenues, comprised of fees associated with the licensing of software; product revenues, from the sale of hardware products; and service revenues, from maintenance and consulting and training services.  Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured.  If any of these criteria are not met, revenue recognition is deferred until such time as all criteria are met.  Payments received in advance of revenues being recognized are presented as deferred revenue in the accompanying balance sheets.

          License revenues

          We have three license types:

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

          Product revenues

          The terms of our hardware product sales include annual maintenance.  Product revenues are recognized ratably over the term of our maintenance obligation as we do not have a history of selling maintenance for this product separately.  Once we have established VSOE for the maintenance of this product, revenues will be recognized upon delivery of the product if other revenue recognition criteria are met.

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

Certain Risks and Concentrations

          Our cash and cash equivalents and investments are maintained at six financial institutions, three in the United States, one in Canada, one in Japan, and one in the United Kingdom. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

          For accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.  Based on the expected collectibility of the accounts receivable balance, we maintain an allowance for doubtful accounts.  We review our allowance for doubtful accounts monthly by assessing individual accounts receivable over a specified aging and amount, and all other balances on a pooled basis based on historical collection experience.  Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.  At December 31, 2006, four customers accounted for approximately 28%, 27%, 12% and 11% of net accounts receivable, respectively. At December 31, 2005, one customer accounted for approximately 73% of net accounts receivable.

          Customers accounting for more than 10 percent of revenues are as follows:

	Year Ended December 31,

	2006	2005	2004

Agere Systems Inc.	20%	21%	20%
Broadcom Corporation	18%	10%	7%
LSI Logic Corporation	6%	10%	3%
Matsushita Electric Industrial Co. Ltd.	4%	7%	17%

          There can be no assurance that the market will accept our technology as an alternative to current design test development methods.  If the market does not accept our technology at all or in the time frame anticipated in our projections, our revenues, results of operations, financial condition or cash flows would be materially affected.

Income Taxes

          We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Foreign Currency Translation

          We have foreign subsidiaries whose financial statements are denominated in the local currency.  Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars, have been included on the balance sheet as a cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

          The carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Net Loss Per Share

          Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options and warrants to purchase approximately 3.8 million, 4.4 million and 4.4 million shares of common stock have been excluded for the years ended December 31, 2006, 2005 and 2004, respectively, as they are anti-dilutive.  There were no shares subject to repurchase as of December 31, 2006, 2005 and 2004.

Comprehensive Loss

          Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For all periods presented, the primary differences between our net loss and comprehensive loss arise from foreign currency translation adjustments and unrealized gains (losses) on investments.

Recent Accounting Pronouncements

          In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” (“FAS 123(R)”) which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (APIC) pool. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax deficiencies caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We have elected the “short-cut” method to establish our APIC pool required under FAS 123 (R) for fiscal year ended December 31, 2006.

          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

3.      BALANCE SHEET COMPONENTS

          Property and equipment were comprised of the following (in thousands):

	December 31,

	2006	2005

Computer Equipment and Software	$3,320	$3,837
Office Equipment and Leasehold Improvements	564	592

	3,884	4,429
Less: Accumulated Depreciation	(3,141)	(3,332)

	$743	$1,097

          Depreciation and amortization expense related to property and equipment totaled $562,000, $642,000 and $612,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

          Accrued liabilities and restructuring charges were comprised of the following (in thousands):

	December 31,

	2006	2005

Accrued compensation and benefits	$1,371	$1,218
Accrued professional fees	300	277
Other accrued liabilities	337	207

	$2,008	$1,702

4.     LOAN AGREEMENT

          We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at December 31, 2006. The agreement is unsecured and is not collateralized by our assets.  Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2008.  At December 31, 2006 there were no outstanding borrowings under the agreement and $1.0 million was available. At that date, we were in compliance with the covenants under the agreement.

5.     COMMITMENTS AND CONTINGENCIES

Lease Obligations

          The Company and its subsidiaries in Canada and Japan rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, at December 31, 2006 were as follows (in thousands):

Year ending December 31,

2007	$734
2008	697
2009	706
2010	264
2011	68

$2,469

          Rent expense for the years ended December 31, 2006, 2005 and 2004 was $586,000, $677,000 and $630,000, respectively.

Indemnification Obligations

          We enter  into standard license agreements in the ordinary course of business.  Pursuant to these agreements, we agree  to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products.   These indemnification obligations have perpetual terms.  Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices.  We estimate  the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we had no liabilities recorded for indemnification under these agreements as of December 31, 2006.

          We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid.  As a result of our insurance policy coverage, we believe  the estimated fair value of these indemnification agreements is minimal.  Accordingly, no liabilities have been recorded for these agreements as of December 31, 2006.

          See also Note 11.

Warranties

          We offer  our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we had no liabilities recorded for these warranties as of December 31, 2006 or 2005.  We assess  the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

6.     BUSINESS COMBINATIONS

SiVerion

In November 2004, we completed the acquisition of SiVerion, Inc. (“SiVerion”) for a total purchase price of $7.4 million.  At the closing we paid $1.4 million in cash and issued 2 million shares of our common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debt holders.  The purchase price also included a contingent payment of up to $2 million in cash payable on November 5, 2006 (the “Additional Cash Exchange Rights”) if the average closing price of our common stock for the 10 trading days immediately prior thereto is less than $3.00.  SiVerion’s software products aggregate and analyze data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.  The SiVerion acquisition broadened our yield enhancement solutions and, when combined with our products will provide an infrastructure for automated yield learning.  We expect  this combined product line will provide a more complete time-to-yield solution for advanced designs and processes to its target markets.  These opportunities, along with the SiVerion workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

          On June 27, 2006, we issued 1,070,499 shares of common stock to certain former stockholders of SiVerion, Inc. in exchange for the Additional Cash Exchange Rights held by those former stockholders. In November 2006, we paid an aggregate amount of $148,000 to those remaining former SiVerion, Inc. stockholders who held Additional Cash Exchange Rights in satisfaction of our contingent obligation

          The acquisition was accounted for as a purchase business combination. The purchase price of $7.4 million and $300,000 of legal, other professional expenses and other costs directly associated with the acquisition were allocated to the fair values of the assets acquired. The fair value of the developed technology and non-compete agreements were determined by management.  A summary of the purchase price allocation is as follows (in thousands):

Amount Allocated

Allocation of purchase price:
Net tangible assets acquired	$17
Intangible assets acquired:
Developed technology	640
Non-compete agreements	177
Goodwill	6,846

Total purchase price	$7,680

          The value assigned to developed technology was based upon future discounted cash flows related to the developed technology’s projected income streams using a discount rate of 26%. We believe this rate is appropriate given the business risks inherent in marketing and selling this technology.  Factors considered in estimating the discounted cash flows to be derived from the developed technology included risks related to the characteristics and applications of the technology, existing and future markets and an assessment of the age of the technology within its life span.

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

7.     INTANGIBLE ASSETS

The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 6 (in thousands):

	December 31, 2006			December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846

Other Intangible Assets:
Developed technology	$640	$(462)	$178	$640	$(250)	$390
Non-compete agreements	177	(177)	—	177	(103)	74

Total	$817	$(639)	$178	$817	$(353)	$464

          In fiscal 2006, amortization of developed technology was charged to cost of sales; amortization of the non-compete agreements was charged to sales and marketing and general and administrative expenses. In fiscal 2005, amortization of developed technology was charged to cost of sales and research and development expenses; amortization of the non-compete agreements was charged to sales and marketing and general and administrative expenses.

          At December 31, 2006, the estimated future amortization expense of other intangible assets in the table above was as follows (in thousands):

Estimated Amortization Expense

Year ending December 31, 2007	$178

          We evaluate goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

8.     PREFERRED STOCK

          At December 31, 2006 and 2005, we had 5,000,000 shares of undesignated preferred stock, $0.0001 par value, authorized, none of which were issued or outstanding.  The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares.  The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters.

9.     STOCK OPTION PLANS AND WARRANTS

Stock Option Plan

          Our 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of our fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of our common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 26, 2006, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of December 31, 2006, options to purchase a total of 3,221,487 and 468,581 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at December 31, 2006. A total of 5,721,174 shares are reserved for future issuance at December 31, 2006.

          Under the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire ten years from the date of grant. The option plan also provides for accelerated vesting if there is a change in control of the Company (as defined in the 2000 Plan).

          Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director will be granted an option to purchase 20,000 shares when they first join the Board.  In addition, each nonemployee director will be granted an option to purchase 10,000 shares on the day following the Company’s annual meeting of stockholders.

          In October 2005, we announced acceleration of stock option vesting under its stock option plans. All unvested stock options previously awarded with exercise prices greater than $2.20 per share (a price which was 114% of the previous day’s closing price) became immediately exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable us to avoid recognizing in our statement of operation non-cash compensation expense associated with these options in future periods, upon the implementation of SFAS 123(R).

          The following table summarizes all option activities from December 31, 2003 through December 31, 2006 (shares in thousands, except per share data):

	Year Ended December 31,

	2006		2005		2004

	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share

Options outstanding:
Beginning balance	4,357	$3.56	4,274	$3.38	3,820	$3.34
Granted	681	$1.31	948	$2.63	1,326	$3.51
Stock Awards			25		20
Exercised	(50)	$0.77	(525)	$0.70	(247)	$1.14
Forefeited	(1,290)	$3.69	(365)	$3.05	(645)	$4.16

Ending Balance	3,698	$3.14	4,357	$3.56	4,274	$3.38

Options exercisable at end of year	3,074	$3.49	3,865	$3.78	2,116	$3.30

           The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 were $0.83, $1.80 and $3.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $28,000, $855,000 and $523,000, respectively. We issue  new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the three years ended December 31, 2006, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected average life of option	4.2 years	4.9 years	3.9 years
Risk-free interest rate	4.37%	3.89%	3.00%
Expected dividends	—	—	—
Expected volatility	83%	83%	80%

          The options outstanding and currently exercisable by exercise price at December 31, 2006 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life(years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average remaining contractual life(years)	Weighted average exercise price

$0.60-$1.72	1,036	7.3	$1.36	509	5.6	$1.41
$1.76-$2.64	999	7.3	$2.25	903	7.1	$2.29
$2.79 - $4.85	1,247	6.9	$4.02	1,246	6.9	$4.02
$5.00-$10.00	416	4.5	$7.05	416	4.5	$7.05

	3,698	6.8	$3.14	3,074	6.4	$3.49

Vested and expected to vest as of December 31, 2006	3,543	6.6	$3.22

          The aggregate intrinsic value of vested options was $28,000 in the preceding table, based on our closing stock price of $1.22 as of December 31, 2006. The aggregate intrinsic value of vested options and those expected to vest was $37,000. The total fair value of options vested during the years ended December 31, 2006 and 2005 were $293,000 and $3,652,000, respectively. As of December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $380,000 which is expected to be recognized over the next 2.9 years.

Valuation and Expense Information under SFAS 123(R)

          On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2006 which was allocated as follows (in thousands):

Year Ended December 31, 2006

Cost of revenues:
Service	$27

Stock-based compensation expense included in cost of sales	27

Operating expenses:
Research and development	70
Sales and marketing	146
General and administrative	133

Stock-based compensation expense included in operating expenses	349

Total stock-based compensation expense related to employee stock options and employee stock purchases	$376

Effect on net loss per share, basic and diluted	$(0.02)

          Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Warrants

          At December 31, 2006, we had warrants outstanding to purchase common stock as follows:

Warrants type	Number outstanding	Expiration date	Exercise price

Warrants issued for Series G financing	78,234	December 2009	$1.00

The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

10.     STOCK PURCHASE PLAN

          Under our Employee Stock Purchase Plan (“Purchase Plan”) a total of 750,000 shares of common stock were reserved for issuance at December 31, 2006. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors.  On January 26, 2006, the Board of Directors voted to increase the shares reserved for issuance by 125,000. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of our Board of Directors.  During the years ended December 31, 2006, 2005, and 2004, we issued 69,091, 197,862, and 146,992 shares under the Purchase Plan at average prices of $1.06, $1.60, and $2.36 per share, respectively. At December 31, 2006, there were 163,348 shares available for future issuance under the Purchase Plan.

          The estimated fair value of purchase rights under our Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,

	2006	2005	2004

Expected average life of option	6 months	6 months	6 months
Risk-free interest rate	5.15%	3.29%	1.36%
Expected dividends	—	—	—
Expected volatility	70%	87%	88%

          The weighted average per share fair value of purchase rights under the Purchase Plan was $0.48, $0.88, and $2.72 for the years ended December 31, 2006, 2005 and 2004, respectively.

11.     PRIVATE PLACEMENT

          On December 19, 2006, we completed a private placement of 3,905,000 shares of our common stock to certain accredited investors at a price per share equal to $0.81, as well as the sale 95,000 shares of common stock to certain members of our management at a price per share equal to $0.92 (the closing bid price of the Common Stock on NASDAQ Global Market on December 18, 2006), each pursuant to the terms of a Common Stock Purchase Agreement, dated December 19, 2006. The net proceeds of this private placement were approximately $3.1 million.

          We entered into a Registration Rights Agreement with the purchasers in the private placement of common stock. Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission and agreed to keep it effective for up to two years. In the event  the registration statement becomes unavailable for use for greater than 30 consecutive days or for a total of 60 days or more during any 12 month period in which we are required to keep the registration statement effective, then we must pay to each purchaser in cash 2.0% of the portion of the purchase price paid by such purchaser for common stock in the private placement, for each 30-day period or pro rata for any portion thereof, up to 10% of the purchase price paid by such purchaser. In accordance with FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, we have not recorded a liability for this obligation because we believe the likelihood of having to make any payments under this arrangement is remote.

12.     INCOME TAXES

          The components of the provision (benefit) for income taxes were as follows (in thousands):

	December 31,

	2006	2005	2004

Current
Federal	$—	$—	$—
State and foreign	144	(69)	67

	144	(69)	67
Deferred
Federal	—	—	—
State and foreign	—	—	—

Total provision (benefit) for income taxes	$144	$(69)	$67

          In 2006, we recorded an income tax provision of $144,000, primarily related to foreign taxes.

          Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2006	2005	2004

Deferred tax assets:
Net operating losses	$30,530	$27,862	$22,761
Reserves and accruals	241	239	260
Credits	1,852	1,720	2,038
Deferred revenue	1,215	1,075	1,584
Depreciation and amortization	690	699	1,542

	34,528	31,595	28,185
Valuation allowance	(34,528)	(31,595)	(28,185)

Net deferred tax assets	$—	$—	$—

          We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

          As of December 31, 2006, we had federal and California net operating loss carryforwards of approximately $85.1 million and $26.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2007 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

          As of December 31, 2006, we had federal and California research and experimentation tax credit carryforwards of approximately $1.09 million and $1.12 million, respectively. These federal tax credit carryforwards begin to expire in 2008, if not utilized. Unused California tax credit carryforwards may be carried forward indefinitely. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

          In addition, there are net operating loss carryforwards in Arizona available to reduce future Arizona taxable income.

          For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

          The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,

	2006	2005	2004

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)	(0.4)	(1.4)
Stock-based compensation	2.1	0	0.2
Credits	(0.2)	0	1.4
Change in valuation allowance	40.5	34.0	33.7
Foreign taxes	2.3	(1.3)	0.1
Other	(3.0)	1.1	0.9

Effective tax rate	2.0%	(0.6)%	0.9%

13.     SEGMENT REPORTING

          We have adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” Although we offer various design and manufacturing embedded test software products and services to our customers, we do not manage our operations by these products and services, but instead view the Company as one operating segment when making business decisions. We do not manage our operations on a geographical basis. Revenues attributed to the United States and to all foreign countries are based on the geographical location of the customers. We use one measurement of profitability for our business.

          The table below sets forth revenues by product line (in thousands):

	Year ended December 31,

	2006	2005	2004

Revenue by product line:
ETCreate	$8,320	$8,911	$9,112
ETAccess	2,063	1,882	982
SiVision	134	89	—

Total revenues	$10,517	$10,882	$10,094

          The following is a summary of our revenues by geographic operations (in thousands):

	Year Ended December 31,

	2006	2005	2004

United States	$8,827	$8,877	$7,874
Japan	1,176	1,348	2,096
Others	514	657	124

	$10,517	$10,882	$10,094

          The following is a summary of our long-lived assets (in thousands):

	December 31,

	2006	2005

United States	$487	$778
India	—	93
Canada	246	203
Japan	10	23

	$743	$1,097

14.     BENEFIT PLAN

We have a defined contribution savings plan (the “401(k) Plan”) to provide retirement income to all qualified employees of the Company. The 401(k) Plan is intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is funded by voluntary pre-tax contributions from employees. Contributions are invested, as directed by the participant, in investment funds available under the 401(k) Plan. We are not required to make, and we have not made, any contributions to the Plan.

15.     RESTRUCTURING COSTS

          In the fourth quarter of 2005, we implemented a restructuring plan to reduce operating costs by reducing our workforce and consolidating facilities and resources.  Accordingly we recognized a restructuring charge of approximately $0.7 million for the workforce reduction, facility abandonment expenses, other contractual charges associated with the facilities and other related expenses. The restructuring plan eliminated jobs of 31 employees located in the United States, Canada and India, primarily marketing, engineering and administrative functions. One facility in Canada and the facility in India were eliminated; the restructuring plan was substantially completed by the end of December 2005.

          The following is a summary of activities in accrued restructuring and excess facilities costs for the years ended December 31, 2006 and 2005 (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Balance as of January 1, 2005	$—	$—	$—	$—
Restructuring charge	582	61	74	717
Cash paid	(384)	(43)		(427)
Non-cash settlements	—	—	—	—

Balance as of December 31, 2005	$198	$18	$74	$290
Cash paid	(198)	(18)		(216)
Non-cash settlements	—	—	(74)	(74)

Balance as of December 31, 2006	$—	$—	$—	$—

          The restructuring charges are included in the Consolidated Statement of Operations for the Year Ended December 31, 2005 as follows (in thousands):

	Severance and Benefits	Excess Facilities	Asset Related	Total

Research and development	$215	$61	$61	$337
Sales and marketing	59		10	69
General and administrative	308	—	3	311

Total operating expenses	$582	$61	$74	$717

16.     SUBSEQUENT EVENTS

          On February 7, 2007, we commenced an offer (the “Exchange Offer”) to our eligible employees to exchange some or all of their outstanding stock options to purchase shares of common stock for new options to be granted under the 2000 Plan. The Exchange Offer covered all employee options with an exercise price greater than $1.48 per share. Other than eligible options tendered by our five executive officers, the exchange rate was one-for-one. The exchange ratio applicable to our executive officers was one-for-1.25.

          The Exchange Offer expired on March 8, 2007, at which time properly tendered options for 2,432,411 shares were cancelled and new options for 2,199,211 shares were granted at the closing price of our common stock on the grant date.

          All new options will have an option expiration term of ten years. Each new option will have a one year vesting period, one-half of which will vest on the date that is six months after the new option’s issuance date and the remainder vesting in equal monthly installments over the next six months.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

          The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2006. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended

	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005

	(In thousands, except per share data)
Revenues:
License	$1,128	$1,332	$1,305	$1,219	$1,295	$1,250	$1,493	$2,697
Service	1,541	1,312	1,367	1,130	1,147	892	984	928
Product	73	10	100	—	28	58	58	52

Total revenues	2,742	2,654	2,772	2,349	2,470	2,200	2,535	3,677

Cost of Revenues:
License	260	259	230	257	266	261	203	186
Service	548	486	429	424	548	468	531	569
Product	—	—	—	—	13	25	25	25

Total cost of revenues	808	745	659	681	827	754	759	780

Gross profit	1,934	1,909	2,113	1,668	1,643	1,446	1,776	2,897

Operating expenses:
Research and development	996	1,014	1,036	1,087	1,387	1,394	1,377	1,690
Sales and marketing	1,628	1,745	1,779	1,880	1,824	1,943	1,974	1,776
General and administrative	761	956	1,037	964	1,103	1,054	1,279	1,289

Total operating expenses	3,385	3,715	3,852	3,931	4,314	4,391	4,630	4,755

Loss from operations	(1,451)	(1,806)	(1,739)	(2,263)	(2,671)	(2,945)	(2,854)	(1,858)
Interest and other income	73	81	90	72	75	81	68	62

Loss before provision for income taxes	(1,378)	(1,725)	(1,649)	(2,191)	(2,596)	(2,864)	(2,786)	(1,796)
Provision (benefit) for income taxes	53	15	19	57	(108)	9	14	16

Net loss	$(1,431)	$(1,740)	$(1,668)	$(2,248)	$(2,488)	$(2,873)	$(2,800)	$(1,812)

Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.09)	$(0.12)	$(0.13)	$(0.15)	$(0.15)	$(0.10)
Market stock price range:
High	$1.39	$1.75	$1.95	$1.52	$2.27	$2.63	$2.66	$3.10
Low	$0.83	$1.17	$1.38	$1.10	$0.98	$1.74	$1.60	$2.26

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Description	Allowance for Doubtful Accounts	Inventory Reserve

Year ended December 31, 2004:
Balance at beginning of fiscal year	$28	$—
Addition/charged to expenses	12	120
Recoveries	(28)	—

Balance at end of fiscal year	$12	$120

Year ended December 31, 2005:
Balance at beginning of fiscal year	$12	$120
Addition/charged to expenses	25	—
Recoveries	(12)	(60)

Balance at end of fiscal year	$25	$60

Year ended December 31, 2006:
Balance at beginning of fiscal year	$25	$60
Addition/charged to expenses	—	—
Recoveries	(19)	(60)

Balance at end of fiscal year	$6	$—

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

          Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

          Not applicable.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

          The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders to be held on May 17, 2007 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

          Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

          The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Richard C. Yonker (Chairperson), Randall A. Hughes and Matthew Raggett. All of such members qualify as an “independent director” under applicable Nasdaq Stock Market standards and meet the standards established by The Nasdaq Stock Market for serving on an audit committee. The Company’s Board of Directors has determined that Mr. Yonker qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

          The Company has adopted a Code of Business Conduct for all of its directors, officers and employees.  The Company’s Code of Business Conduct is available on the Company’s website at www.logicvision.com.  To date, there have been no waivers under the Company’s Code of Business Conduct. The Company will disclose future amendments to certain provisions of its Code of Business Conduct and will post any waivers, if and when granted, under its Code of Business Conduct on the Company’s website at www.logicvision.com.

Item 11.	Executive Compensation

          The information required by this item is incorporated by reference from the information under the captions “Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

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

Equity Compensation Plan Information

          The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
1994 and 2000 Stock Option Plan	3,690,068		$3.14	2,063,752	(1)
2000 Employee Stock Purchase Plan	—		—	288,348	(2)

	3,690,068		3.14	2,352,100
Equity compensation plans not approved by security holders	7,500	(3)	5.00

Total	3,697,568		$3.14	2,352,100

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

The material features of the outstanding options which were granted outside of the 1994 Plan are as follows:

          2000 Non-plan Option Grants.    In August 2000, an option to purchase 7,500 shares of common stock was granted to Richard C. Black, a member of the Company’s Board of Directors at that time, at an exercise price of $5.00 per share, which price was not less than the per share fair market value on the date of grant as determined by the Board of Directors. The option is fully vested, has a ten year term, is subject to earlier termination, and includes provisions to adjust for any change in the Company’s common stock through merger, recapitalization, stock split or other change in the capital structure of the Company to preserve but not increase the benefits to the optionee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” and “Director Independence” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

          The information required by this item is incorporated by reference from the information contained under the caption “Pre-Approval Policies and Procedures” contained in the Proxy Statement.

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

10.9.1

Amended and Restated Loan Agreement, dated as of February 11, 2004, by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9.2

Second Amendment, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

10.9.3

Third Amendment to the Second Amended and Restated Loan Agreement, dated February 9, 2006, by and between Comerica Bank and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2006).

10.10#

Form of Change in Control Severance Agreement entered into by and between the Company and James T. Healy, Bruce M. Jaffe, Farad Hayat, Ronald H. Mabry and Fadi Maamari (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006)

10.11	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2006)

Exhibit Number		Description of Document

10.12		Registration Rights Agreement, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.13		Common Stock Purchase Agreement, dated as of December 19,2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2006)

10.14		Registration Rights Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2006)

21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (see page 67 of this Form 10-K)

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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

Date: March 12, 2007

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

Name	Title	Date

/s/ JAMES T. HEALY	President and Chief Executive Officer	March 12, 2007
(Principal Executive Officer) and Director
James T. Healy

/s/ BRUCE M. JAFFE	Vice President of Finance and Chief Financial Officer	March 12, 2007
(Principal Financial and Accounting Officer)
Bruce M. Jaffe

/s/ GREGG ADKIN	Director	March 12, 2007

Gregg Adkin

/s/ RANDALL A. HUGHES	Director	March 12, 2007

Randall A. Hughes

/s/ MATTHEW RAGGETT	Director	March 12, 2007

Matthew Raggett

/s/ RICHARD C. YONKER	Director	March 12, 2007

Richard C. Yonker

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.8.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.1#	Form of agreements under the 1994 Flexible Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.2#	1994 Flexible Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-74336)).

10.2.1#	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

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

Exhibit Number	Description of Document

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

10.9.1

Amended and Restated Loan Agreement, dated as of February 11, 2004, by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.9.2

Second Amendment, dated as of January 31, 2005, to Second Amended and Restated Loan Agreement by and between Comerica Bank—California and the Company (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on February 4, 2005).

10.9.3

Third Amendment to the Second Amended and Restated Loan Agreement, dated February 9, 2006, by and between Comerica Bank and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 10, 2006).

10.10#

Form of Change in Control Severance Agreement entered into by and between the Company and James T. Healy, Bruce M. Jaffe, Farhad Hayat, Ronald H. Mabry and Fadi Maamari (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2006)

10.11	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.12	Registration Rights Agreement, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.13	Common Stock Purchase Agreement, dated as of December 19,2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2006)

10.14	Registration Rights Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2006)

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Exhibit Number		Description of Document

24.1		Power of Attorney (see page 67 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

#	Indicates management contract or compensatory plan or arrangement.

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