Form 10-Q
period 2007-03-31
LOGICVISION INC
filed 2007-05-04
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

          At April 30, 2007, 24,124,562 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

PART I:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$4,891	$7,087
Short-term investments	2,209	2,155
Accounts receivable, net of allowance for doubtful accounts of $12 and $6	1,211	615
Prepaid expenses and other current assets	1,268	1,226

Total current assets	9,579	11,083
Property and equipment, net	630	743
Intangible assets, net	125	178
Goodwill	6,846	6,846
Other long-term assets	496	641

Total assets	$17,676	$19,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$216	$308
Accrued liabilities	1,780	2,008
Deferred revenue, current portion	4,885	5,089

Total current liabilities	6,881	7,405
Deferred revenue	—	285

Total liabilities	6,881	7,690

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	—	—
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 24,122 shares at March 31, 2007 and 24,081 shares at December 31, 2006	2	2
Additional paid-in capital	108,054	107,860
Accumulated other comprehensive income (loss)	3	—
Accumulated deficit	(97,264)	(96,061)

Total stockholders’ equity	10,795	11,801

Total liabilities and stockholders’ equity	$17,676	$19,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Revenues:
License	$1,105	$1,219
Service	1,525	1,130

Total revenues	2,630	2,349

Cost of revenues:
License	231	257
Service	523	424

Total cost of revenues	754	681

Gross profit	1,876	1,668

Operating expenses:
Research and development	955	1,087
Sales and marketing	1,301	1,880
General and administrative	912	964

Total operating expenses	3,168	3,931

Loss from operations	(1,292)	(2,263)
Interest and other income, net	105	72

Loss before provision for income taxes	(1,187)	(2,191)
Provision for income taxes	16	57

Net loss	$(1,203)	$(2,248)

Net loss per common share, basic and diluted	$(0.05)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	24,108	18,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2007	2006

Cash flows from operating activities:
Net loss	$(1,203)	$(2,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	256
Stock-based compensation	170	95
Changes in operating assets and liabilities:
Accounts receivable	(595)	(418)
Prepaid expenses and other current assets	(42)	148
Other long-term assets	146	90
Accounts payable	(92)	(2)
Accrued liabilities	(229)	85
Deferred revenue	(489)	686

Net cash used in operating activities	(2,164)	(1,308)

Cash flows from investing activities:
Purchase of investments	(979)	(292)
Purchase of property and equipment	(7)	(51)
Proceeds from sales and maturities of investments	925	5,650

Net cash (used in) / provided by investing activities	(61)	5,307

Cash flows from financing activities:
Proceeds from issuance of common stock, net	25	31

Net cash provided by financing activities	25	31

Effect of exchange rate on cash and cash equivalents	4	8

Net (decrease) / increase in cash and cash equivalents	(2,196)	4,038
Cash and cash equivalents, beginning of period	7,087	3,620

Cash and cash equivalents, end of period	$4,891	$7,658

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

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company, and its results of operations and cash flows.  The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

          The Company has incurred substantial losses and negative cash flows from operations since inception.  For the year ended December 31, 2006, the Company incurred a loss from operations of approximately $7.1 million and negative cash flows from operating activities of approximately $4.3 million.  For the three months ended March 31, 2007, the Company incurred a loss of approximately $1.2 million and negative cash flows from operating activities of approximately $2.2 million.  As of March 31, 2007, the Company had an accumulated deficit of approximately $97.3 million.  While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2007, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Stock-Based Compensation Expense

                    Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $170,000 and $95,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

                    Stock-based compensation expense for the three months ended March 31, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 has been recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. The remaining fair value of these option awards of $466,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.6 years.

                    Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

                    The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

                    For further information on stock-based compensation, see Note 9.

Net Loss Per Share

          Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2007 and 2006 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

          The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	2007	2006

Numerator - Basic and Diluted
Net loss	$(1,203)	$(2,248)

Denominator - Basic and Diluted
Weighted average common stock outstanding	24,108	18,921

Basic and Diluted net loss per share	$(0.05)	$(0.12)

                    Options and warrants to purchase an aggregate of 4.5 million shares of common stock outstanding at March 31, 2007 and 3.9 million shares at March 31, 2006, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three months then ended.

Recently Issued Accounting Standards

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

          In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

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

          Cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Cash and cash equivalents:
Cash	$1,421	$1,241
Money market funds	978	3,234
Commerical paper	1,196	1,119
U.S. government agency notes	1,296	1,493

Total cash and cash equivalents	$4,891	$7,087

Short-term investments:
U.S. government agency notes	$2,086	$2,006
Commerical paper	123	149

Total short-term investments	$2,209	$2,155

Note 3.     Intangible Assets

                    The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

	March 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill	$6,846	$—	$6,846	$6,846	$—	$6,846
Other Intangible Assets:
Developed technology	$640	$(515)	$125	$640	$(462)	$178
Non-compete agreement	177	(177)	—	177	(177)	—

Total	$817	$(692)	$125	$817	$(639)	$178

                    At March 31, 2007, the estimated future amortization expense of other intangible assets was $125,000. This amount will be amortized during the year ending December 31, 2007.

                    The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4.    Loan Agreement

          The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at March 31, 2007. The agreement is unsecured and is not collateralized by the Company’s assets.  Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2008.  At March 31, 2007 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5.     Income Taxes

                    Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

                    Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

                    Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

                    As of January 1, 2007, our unrecognized tax benefits totaled $0.6 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed at January 1, 2007. As such, there is no change recorded to retained earnings as a result of the adoption.

                    It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. For unrecognized tax benefits that exist at March 31, 2007, the Company does not anticipate any significant changes within the next twelve months.   The Company is not currently under federal, state or foreign income tax examination.

Note 6.    Commitments and Contingencies

          Lease obligations

          The Company and its subsidiaries in Canada and Japan rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at March 31, 2007 were as follows (in thousands):

Year ending December 31,

2007	$542
2008	697
2009	706
2010	264
2011	68

$2,277

          Off-balance Sheet Arrangements

          The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

          Indemnification Obligations

          The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms.  The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer.  On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of March 31, 2007.

          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2007.

          Warranties

          The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2007. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7.    Concentration of Revenues and Credit Risks

          The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time.  Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended March 31,

	2007	2006

Agere Systems	17%	24%
Broadcom Corporation	20%	16%

          At March 31, 2007, three customers accounted for 18%, 16% and 14% of net accounts receivable, respectively.  At December 31, 2006, four customers accounted for approximately 28%, 27%, 12% and 11% of net accounts receivable, respectively.

Note 8.    Comprehensive Loss

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

          For the three months ended March 31, 2007 and 2006, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended March 31,

	2007	2006

Net loss	$(1,203)	$(2,248)
Other comprehensive income (loss) -
Cumulative translation adjustment	2	(4)
Unrealized gain (loss) on available-for-sale investments, net	1	18

Comprehensive loss	$(1,200)	$(2,234)

Note 9.    Stock Option Plans

          Stock Option Plan

          The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan.  On January 25, 2007, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of March 31, 2007, options to purchase a total of 4,335,711 and 122,751 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at March 31, 2007. A total of 6,370,005 shares are reserved for future issuance at March 31, 2007.

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

          The following table summarizes all option activities from December 31, 2006 through March 31, 2007 (shares in thousands, except per share data):

	March 31, 2007

	Number of Shares	Weighted Average Exercise Price per Share

Options outstanding:
Beginning balance	3,698	$3.14
Granted	3,459	$1.03
Exercised	(1)	$0.60
Forefeited	(2,690)	$3.63

Ending Balance	4,466	$1.21

Options exercisable at end of period	556	$2.24

          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 were $0.41 and $0.78, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $1,000 and $24,000, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the three months ended March 31, 2007, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected average life of option	3.52 years
Risk-free interest rate	4.62%
Expected dividends	—
Expected volatility	73%

                    The options outstanding and currently exercisable by exercise price at March 31, 2007 were as follows (options in thousands):

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of Shares Underlying Options	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.60 - $0.60	5	0.1	$0.60	5	0.1	$0.60
$1.00 - $1.00	2,299	9.6	$1.00	99	1.3	$1.00
$1.07 - $1.07	1,257	9.8	$1.07	—	—	$—
$1.16 - $10.00	905	8.1	$1.93	452	7.2	$2.53

	4,466	9.3	$1.21	556	6.1	$2.24

                    The aggregate intrinsic value of vested options in the preceding table was $1,000, based on the Company’s closing stock price of $0.90 as of March 31, 2007. The total fair value of options vested during the three months ended March 31, 2007 and 2006 were $42,000 and $43,000, respectively. As of March 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $1,073,000 which is expected to be recognized over the next 2.1 years.

          Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 750,000 shares of common stock were reserved for issuance at December 31, 2006. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year by the lesser of 125,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors.  On January 25, 2007, the Board of Directors approved an increase in the number of shares reserved for issuance by 125,000 shares. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of the Company’s Board of Directors.

          The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

Three Months Ended March 31, 2007

Expected average life of option	0.5 years
Risk-free interest rate	5.16%
Expected dividends	—
Expected volatility	68%

          The weighted average per share fair value of purchase rights under the Purchase Plan was $0.40 and $0.52 for the three months ended March 31, 2007 and 2006, respectively.

          Valuation and Expense Information under SFAS 123(R)

                    The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2007 and 2006, respectively, which was allocated as follows (in thousands):

	Three Months Ended March 31

	2007	2006

Cost of revenues:
Service	$9	$6

Stock-based compensation expense included in cost of sales	9	6

Operating expenses:
Research and development	50	15
Sales and marketing	57	33
General and administrative	54	41

Stock-based compensation expense included in operating expenses	161	89

Total stock-based compensation expense related to employee stock options and employee stock purchases	$170	$95

Note 10.    Segment Reporting

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

          The table below sets forth revenues by product line (in thousands):

	2007	2006

Three Months Ended March 31:
ETCreate	$2,042	$1,744
ETAccess	303	463
SiVision and other	285	142

Total revenues	$2,630	$2,349

          The following is a summary of the Company’s revenues by geographic operations (in thousands):

	2007	2006

Three Months Ended March 31:
United States	$2,108	$2,065
Japan	352	206
Others	170	78

	$2,630	$2,349

          The following is a summary of the Company’s long-lived assets (in thousands):

	March 31, 2007	December 31, 2006

United States	$400	$487
Canada	222	246
Japan	8	10

	$630	$743

Note 11.   Stock Option Exchange Offer

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

          All new options have an option expiration term of ten years. Each new option has a one year vesting period, one-half of which will vest on the date that is six months after the new option’s issuance date and the remainder vesting in equal monthly installments over the next six months.

Note 12.   Subsequent Event

                    On April 12, 2007 The Nasdaq Stock Market notified us that we are no longer in compliance with The Nasdaq Stock Market’s requirements for continued listing because the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) for 30 consecutive business days. In its notification, Nasdaq informed us that we have 180 calendar days, or until October 9, 2007, to regain compliance.

                    In order to regain compliance with this requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. We cannot assure you that our common stock will close at $1.00 per share or more before October 9, 2007.

                    If we are unable to regain compliance, we may consider applying to transfer our common stock to The NASDAQ Capital Market if we satisfy all criteria for initial inclusion on such market other than compliance with the $1.00 bid price requirement. In the event of such a transfer, the Nasdaq Marketplace Rules provide that the Company would be provided an additional 180 calendar days to comply with the Minimum Bid Price Rule while on The NASDAQ Capital Market. If we fail to regain compliance and if we are unable to transfer to the NASDAQ Capital Market, and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity for, our common stock.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

          When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services,  our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers, establish license agreements and obtain orders, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, our reliance on a limited number of customers for a substantial portion of revenues, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, and the risks set forth below under Part II, Item 1A ,”Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

          LogicVision’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition, allowance for doubtful accounts, valuation of investments, inventory, goodwill impairment, valuation of long-lived intangible assets, accounting for stock-based compensation, and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

          Stock-Based Compensation Expense

          Stock-based compensation expenses recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 were $170,000 and $95,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

                    Stock-based compensation expense for the three months ended March 31, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 has been recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. The remaining fair value of these option awards of $466,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.6 years.

          Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S Treasury zero-coupon issues with remaining terms similar to the expected term of the Company’s equity awards. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

Results of Operations

          Orders and backlog

          We received new orders of $2.7 million in the first quarter of 2007 compared to $1.5 million in the fourth quarter of 2006 and $3.3 million in the first quarter of 2006. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

          Our one-year backlog was $8.6 million at March 31, 2007, compared with $8.3 million at December 31, 2006 and $8.5 million at March 31, 2006.  Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable.  Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

          Revenues, cost of revenues and gross profit

          The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months ended March 31, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended March 31,

	2007	2006	% Change

Revenues:
License	$1,105	$1,219	-9%
Service	1,525	1,130	35%

Total revenues	2,630	2,349	12%

Cost of revenues:
License	231	257	-10%
Service	523	424	23%

Total cost of revenues	754	681	11%

Gross profit	$1,876	$1,668	12%

Percentage of total revenues:
Revenues:
License	42%	52%
Service	58%	48%

Total revenues	100%	100%

Cost of revenues:
License	9%	11%
Service	20%	18%

Total cost of revenues	29%	29%

Gross profit	71%	71%

          Total revenues increased in the three months ended March 31, 2007 compared to the same period in fiscal 2006 primarily due to an increase in orders over the past three quarters; the revenues are being recognized ratably over the contract term period.  During the quarter, the service revenues increased over those for the first quarter of the prior year. In accordance with our revenue recognition policy, we allocate a portion of total revenues to maintenance (services) using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

          Total cost of revenues increased in the three months ended March 31, 2007 compared to the same period in fiscal 2006 primarily due to higher cost of service revenues resulting from increased post-sales support.

          Revenues by product line and country

                    The table below sets forth the fluctuations in revenues by product line and geographic region for the three months ended March 31, 2007 and 2006 (in thousands, except percentage data):

                    Revenue by product line:

	2007	2006	% Change

Three Months Ended March 31:
ETCreate	$2,042	$1,744	17.1%
ETAccess	303	463	-34.6%
SiVision and other	285	142	100.7%

Total revenues	$2,630	$2,349	12.0%

                    Revenue by geographic region:

	2007	2006	% Change

Three Months Ended March 31:
United States	$2,108	$2,065	2.1%
Japan	352	206	70.9%
Others	170	78	117.9%

	$2,630	$2,349	12.0%

          Product line:

                    ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased for the three months ended March 31, 2007 primarily due to an increase in ETCreate orders received from customers during the previous three quarters, as well as some multiple-year orders received in 2005 which resulted in partial revenue recognition in the current quarter.

                    ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue decreased for the three months ended March 31, 2007 primarily due to fewer ETAccess orders received from customers during the previous three quarters.

                    The SiVision product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. Revenues from SiVision and other grew primarily due to increases in consulting and training services provided to customers.

                    Geographic region:

                    Revenue in the United States increased in the three months ended March 31, 2007 compared to the same period in fiscal 2006, primarily due to revenues from new North American customers.  Revenue in Japan also increased in the three months ended March 31, 2007 compared to the same period in fiscal 2006 primarily due to higher revenues from existing customers’ new orders.

                    Operating Expenses:

                    The table below sets forth operating expense data for the three months ended March 31, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended March 31,

	2007	2006	% Change

Operating expenses:
Research and development	$955	$1,087	-12%
Sales and marketing	1,301	1,880	-31%
General and administrative	912	964	-5%

Total operating expenses	$3,168	$3,931	-19%

Percentage of total revenues:
Operating expenses:
Research and development	36%	46%
Sales and marketing	49%	80%
General and administrative	35%	41%

Total operating expenses	120%	167%

                    Research and development expenses decreased in the three months ended March 31, 2007 compared to the same periods in fiscal 2006, primarily due to a reduction in headcount resulting in decreases in compensation expense and lower business consulting expenses.

                    Sales and marketing expenses decreased in the three months ended March 31, 2007 compared to the same periods in fiscal 2006, primarily due to a reduction in headcount resulting in decreases in compensation expense and lower business conference expenses.

                    General and administrative expenses decreased in the three months ended March 31, 2007 compared to the same periods in fiscal 2006, primarily due to a reduction in headcount resulting in decreases in compensation expense.

          Other Items:

          The table below sets forth other data for the three months ended March 31, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended March 31,

	2007	2006	% Change

Interest and other income, net	$105	$72	46%
Provision for income taxes	$16	$57	-72%
Percentage of total revenues:
Interest and other income, net	4%	3%
Provision for income taxes	1%	2%

                    Interest and other income, net increased in the three months ended March 31, 2007 compared to the same period in fiscal 2006, due to an increase in interest earned on investment balances, primarily due to higher interest rates.

                    Provision for income taxes.  Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented.  Our income tax provisions are primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2006, we incurred net losses for federal and state tax purposes. As of December 31, 2006, we had federal and California net operating loss carryforwards of approximately $85.1 million and $26.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards began to expire in 2006. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

          At March 31, 2007, we had cash and cash equivalents and investments of $7.1 million and working capital of $2.7 million.

          Net cash used in operating activities was $2.2 million and $1.3 million in the first three months of 2007 and 2006, respectively. Net cash used in operating activities for the three months ended March 31, 2007 was primarily due to a net loss of $1.2 million, an increase in accounts receivable of $0.6 million, a decrease in deferred revenue of $0.5 million and a decrease in accrued liabilities of $0.2 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $0.3 million. Net cash used in operating activities for the first quarter of 2006 was primarily due to a net loss of $2.2 million and an increase in accounts receivable of $0.4 million, partially offset by non-cash charges relating to depreciation and amortization of $0.3 million, an increase of deferred revenue of $0.7 million, an increase in accrued liabilities of $0.1 million, and a decrease in prepaid expenses and other assets of $0.1 million.

          Net cash used in investing activities was $61,000 and net cash provided by investing activities was $5.3 million in the first three months of 2007 and 2006, respectively. Net cash used by investing activities in the first three months of 2007 was primarily due to the purchase of marketable securities of $1.0 million, partially offset by the proceeds from maturities of marketable securities of $0.9 million. Net cash provided by investing activities in the first quarter of 2006 was primarily due to the proceeds from maturities of marketable securities of $5.7 million, partially offset by the purchase of marketable securities of $0.3 million and the purchase of property and equipment of $0.1 million.

          Net cash provided by financing activities was $25,000 and $31,000 in the first three months of 2007 and 2006, respectively. Net cash provided by financing activities for the first three months of 2007 and 2006 was primarily due to the proceeds from the employee stock purchase plan and exercises of employee stock options.

          We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at March 31, 2007. The agreement is unsecured and is not collateralized by our assets.  Under the agreement, we must comply with certain operating and reporting covenants and we are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires on February 28, 2008.  At March 31, 2007 there were no outstanding borrowings under the agreement. At March 31, 2007, we were in compliance with the covenants under the agreement.

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

          We expect to finance our future commitments using existing cash resources.  We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the remainder of fiscal 2007.

Contractual Obligations and Other Commercial Commitments

          At March 31, 2007, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,

2007	$542
2008	697
2009	706
2010	264
2011	68

$2,277

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at March 31, 2007.

          Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At March 31, 2007, we had short-term U.S. government securities of $2.2 million.

ITEM 4T:	CONTROLS AND PROCEDURES

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

We have a history of losses and an accumulated deficit of approximately $97.3 million as of March 31, 2007. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

          We have incurred significant net losses since our inception, including losses of $7.1 million, $10.0 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At March 31, 2007, we had an accumulated deficit of approximately $97.3 million.  We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities.  These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

          We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 20% and 17% of revenues for the three months ended March 31, 2007. Two customers accounted for approximately 20% and 18%, respectively, of total revenues in the year ended December 31, 2006; three customers accounted for 21%, 10% and 10%, respectively, of total revenues for the year ended December 31, 2005 and two customers accounted for 20% and 17%, respectively, of total revenues for the year ended December 31, 2004. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

          Revenues from sales of our ETCreate products and related maintenance and training services accounted for 78% of our total revenues for the three months ended March 31, 2007, and 79%, 82% and 90% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter.  Our future operating results are significantly dependent upon the continued market acceptance of our products.  Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof.  A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

          International revenues accounted for 20% of our total revenue for the three months ended March 31, 2007, and 16%, 18% and 22% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.  In addition to our international sales, we have operations in Canada, Japan and the UK.  Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

          On April 12, 2007 The Nasdaq Stock Market notified us that we are no longer in compliance with The Nasdaq Stock Market’s requirements for continued listing because the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450(a)(5) for 30 consecutive business days. In its notification, Nasdaq informed us that we have 180 calendar days, or until October 9, 2007, to regain compliance.

          In order to regain compliance with this requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. We cannot assure you that our common stock will close at $1.00 per share or more before October 9, 2007.

          If we are unable to regain compliance, we may consider applying to transfer our common stock to The NASDAQ Capital Market if we satisfy all criteria for initial inclusion on such market other than compliance with the $1.00 bid price requirement. In the event of such a transfer, the Nasdaq Marketplace Rules provide that the Company would be provided an additional 180 calendar days to comply with the Minimum Bid Price Rule while on The NASDAQ Capital Market. If we fail to regain compliance and if we are unable to transfer to the NASDAQ Capital Market, and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity for, our common stock.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

          We believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the remainder of fiscal 2007. However, the timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

ITEM 6:	EXHIBITS

10.1	2007 Bonus Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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

Dated: May 4, 2007

LOGICVISION, INC.
(Registrant)

	By:	/s/ JAMES T. HEALY

James T. Healy
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ BRUCE M. JAFFE

Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	2007 Bonus Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

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