Form 10-Q
period 2007-06-30
LOGICVISION INC
filed 2007-07-27
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.: 0-31773

__________________

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Metro Drive, Third Floor
San Jose, California 95110
(Address of principal executive offices)

Telephone: (408) 453-0146
(Registrant’s telephone number, including area code)
__________________

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

     At July 26, 2007, 24,124,562 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,439	$7,087
Short-term investments	1,541	2,155
Accounts receivable, net of allowance for doubtful
accounts of $15 and $6, respectively	1,522	615
Prepaid expenses and other current assets	1,081	1,226
Total current assets	9,583	11,083
Property and equipment, net	540	743
Intangible assets, net	71	178
Goodwill	6,846	6,846
Other long-term assets	449	641
Total assets	$17,489	$19,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$335	$308
Accrued liabilities	2,039	2,008
Deferred revenue, current portion	5,043	5,089
Total current liabilities	7,417	7,405
Deferred revenue	-	285
Total liabilities	7,417	7,690

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 24,125 shares at June 30, 2007
and 24,081 shares at December 31, 2006	2	2
Additional paid-in capital	108,429	107,860
Accumulated other comprehensive income (loss)	25	-
Accumulated deficit	(98,384)	(96,061)
Total stockholders' equity	10,072	11,801
Total liabilities and stockholders' equity	$17,489	$19,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
License	$1,457	$1,305	$2,562	$2,524
Service	1,626	1,367	3,151	2,497
Product	-	100	-	100
Total revenues	3,083	2,772	5,713	5,121

Cost of revenues:
License	225	230	456	487
Service	552	429	1,075	853
Product	-	-	-	-
Total cost of revenues	777	659	1,531	1,340
Gross profit	2,306	2,113	4,182	3,781

Operating expenses:
Research and development	927	1,036	1,882	2,123
Sales and marketing	1,547	1,779	2,848	3,659
General and administrative	1,077	1,037	1,989	2,001
Total operating expenses	3,551	3,852	6,719	7,783

Loss from operations	(1,245)	(1,739)	(2,537)	(4,002)
Interest and other income, net	67	90	172	162

Loss before provision for (benefit from) income taxes	(1,178)	(1,649)	(2,365)	(3,840)
Income tax provision (benefit)	(58)	19	(42)	76

Net loss	$(1,120)	$(1,668)	$(2,323)	$(3,916)

Net loss per common share, basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.21)
Weighted average number of shares outstanding, basic and diluted	24,124	18,986	24,116	18,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,323)	$(3,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	452
Stock-based compensation	528	219
Changes in operating assets and liabilities:
Accounts receivable	(907)	1,819
Prepaid expenses and other current assets	145	248
Other long-term assets	192	248
Accounts payable	27	27
Accrued liabilities	31	187
Deferred revenue	(331)	(304)
Net cash used in operating activities	(2,302)	(1,020)

Cash flows from investing activities:
Purchase of investments	(1,561)	(2,915)
Purchase of property and equipment	(12)	(76)
Proceeds from sales and maturities of investments	2,175	6,675
Net cash provided by investing activities	602	3,684

Cash flows from financing activities:
Proceeds from issuance of common stock	41	39
Net cash provided by financing activities	41	39

Effect of exchange rate on cash and cash equivalents	11	6

Net (decrease) increase in cash and cash equivalents	(1,648)	2,709
Cash and cash equivalents, beginning of period	7,087	3,620
Cash and cash equivalents, end of period	$5,439	$6,329

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

     The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2006, the Company incurred a loss from operations of approximately $7.1 million and negative cash flows from operating activities of approximately $4.3 million. For the six months ended June 30, 2007, the Company incurred a loss of approximately $2.3 million and negative cash flows from operating activities of approximately $2.3 million. As of June 30, 2007, the Company had an accumulated deficit of approximately $98.4 million. While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2007, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $528,000 and $219,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

     Stock-based compensation expense for the six months ended June 30, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 was recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. An additional $215,000 was recognized as compensation expense for the quarter ended June 30, 2007. The remaining fair value of these option awards of $251,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.4 years.

     Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2007 and 2006 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator - Basic and Diluted
Net loss	$(1,120)	$(1,668)	$(2,323)	(3,916)

Denominator - Basic and Diluted
Weighted average common stock outstanding	24,124	18,986	24,116	18,954

Basic and Diluted net loss per share	$(0.05)	$(0.09)	$(0.10)	(0.21)

     Options and warrants to purchase an aggregate of 4.5 million shares of common stock outstanding at June 30, 2007 and 4.0 million shares at June 30, 2006, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three and six months then ended.

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

     Cash, cash equivalents and investments consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$1,137	$1,241
Money market funds	1,960	3,234
Commerical paper	849	1,119
U.S. government agency notes	1,493	1,493
Total cash and cash equivalents	$5,439	$7,087

Short-term investments:
Certificates of deposit	$-	$-
Commercial paper	249	149
U.S. government agency notes	1,292	2,006
Total short-term investments	$1,541	$2,155

Note 3. Intangible Assets

     The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$6,846	$-	$6,846	$6,846	$-	$6,846

Other Intangible Assets:
Developed technology	$640	$(569)	$71	$640	$(462)	$178
Non-compete agreement	177	(177)	-	177	(177)	-

Total	$817	$(746)	$71	$817	$(639)	$178

     At June 30, 2007, the estimated future amortization expense of other intangible assets was $71,000. This amount will be amortized during the year ending December 31, 2007.

     The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4. Loan Agreement

     The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at June 30, 2007. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2008. At June 30, 2007 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5. Income Taxes

     Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

     Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

     As of January 1, 2007, our unrecognized tax benefits totaled $0.6 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed at January 1, 2007. As such, there is no change recorded to retained earnings as a result of the adoption.

     It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. For unrecognized tax benefits that exist at June 30, 2007, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Note 6. Commitments and Contingencies

     Lease obligations

     The Company and its subsidiary in Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiary are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at June 30, 2007 were as follows (in thousands):

Year ending December 31,
2007	$361
2008	697
2009	706
2010	264
2011	68
$2,096

     Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

     Indemnification Obligations

     The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of June 30, 2007.

     The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2007.

     Warranties

     The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2007. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Concentration of Revenues and Credit Risks

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
LSI / Agere Systems	21%	27%	22%	28%
Broadcom Corporation	19%	18%	20%	17%

     On April 2, 2007, LSI Corporation acquired Agere Systems, Inc. The data in the above table reflects the combined revenues for the two companies for the periods indicated. At June 30, 2007, three customers accounted for 28%, 12% and 11% of net accounts receivable, respectively. At December 31, 2006, four customers accounted for approximately 28%, 27%, 12% and 11% of net accounts receivable, respectively.

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

     For the three and six months ended June 30, 2007 and 2006, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(1,120)	$(1,668)	$(2,323)	$(3,916)

Other comprehensive income (loss) -
Cumulative translation adjustment	22	(1)	24	(5)
Unrealized gain (loss) on
available-for-sale investments, net	-	15	1	33
Comprehensive loss	$(1,098)	$(1,654)	$(2,298)	$(3,888)

Note 9. Stock Option Plans

     Stock Option Plan

     The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 25, 2007, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of June 30, 2007, options to purchase a total of 4,293,211 and 95,563 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at June 30, 2007. A total of 6,367,505 shares are reserved for future issuance at June 30, 2007.

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

     The following table summarizes all option activities from December 31, 2006 through June 30, 2007 (shares in thousands, except per share data):

	June 30,
	2007
		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
Options outstanding:
Beginning balance	3,698	$3.14

Granted	3,529	$1.02
Exercised	(4)	$0.60
Forefeited	(2,827)	$3.60

Ending balance	4,396	$1.14

Options exercisable at end of period	506	$1.87

      The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 were $0.41 and $1.29, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $1,000 and $28,000, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the six months ended June 30, 2007, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected average life of option	3.55	years
Risk-free interest rate	4.62%
Expected dividends	-
Expected volatility	73%

     The options outstanding and currently exercisable by exercise price at June 30, 2007 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life (years)	price	Options	life (years)	price
$0.80-$0.80	70	9.9	$0.80	-	-	$-
$1.00-$1.00	2,285	9.3	$1.00	95	1.0	$1.00
$1.07-$1.07	1,243	9.6	$1.07	-	-	$-
$1.16-$6.75	798	8.1	$1.68	411	7.5	$2.07
	4,396	9.2	$1.14	506	6.3	$1.87

     There was no aggregate intrinsic value of vested options in the preceding table based on the Company’s closing stock price of $0.91 as of June 30, 2007. The total fair value of options vested during the six months ended June 30, 2007 and 2006 were $95,000 and $130,000, respectively. As of June 30, 2007, total compensation cost related to non-vested stock options not yet recognized was $744,000 which is expected to be recognized over the next 1.9 years.

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

     The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

June 30,
2007
Expected average life of option	0.5 year
Risk-free interest rate	5.16%
Expected dividends	-
Expected volatility	68%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.40 and $0.52 for the six months ended June 30, 2007 and 2006, respectively.

     Valuation and Expense Information under SFAS 123(R)

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2007 and 2006, respectively, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues:
Service	$19	$10	$28	$16
Stock-based compensation expense included in cost of sales	19	10	28	16
Operating expenses:
Research and development	115	27	165	42
Sales and marketing	116	48	174	81
General and administrative	107	39	161	80
Stock-based compensation expense included in operating expenses	338	114	500	203

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$357	$124	$528	$219

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

     The table below sets forth revenues by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
ETCreate	$2,317	$1,999	$4,359	$3,743
ETAccess	360	624	663	1,087
YieldInsight and other	406	149	691	291
Total revenues	$3,083	$2,772	$5,713	$5,121

     The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$2,354	$2,394	$4,462	$4,459
Japan	498	275	850	481
Others	231	103	401	181
	$3,083	$2,772	$5,713	$5,121

     The following is a summary of the Company’s long-lived assets (in thousands):

	June 30,	December 31,
	2007	2006
United States	$331	$487
Canada	204	246
Japan	5	10
	$540	$743

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

Note 12. Continued listing of shares on NASDAQ

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

     When used in this Report, the words “expects,” “anticipates,” “intends,” “estimates,” “plans,” “believes,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about the features, benefits and performance of our current and future products, services and technology, plans for future products and services and for enhancements of existing products and services, our expectations regarding future operating results, including backlog, revenues, sources of revenues and expenses, net losses, fluctuations in future operating results, our estimates regarding the adequacy of our capital resources, our capital requirements and our needs for additional financing, planned capital expenditures, use of our working capital, our critical accounting policies and estimates, our internal control over financial reporting, our patent applications and licensed technology, our efforts to protect intellectual property, our ability to attract customers, establish license agreements and obtain orders, the impact of economic and industry conditions on our customers, customer demand, our growth strategy, our marketing efforts, our business development efforts, future acquisitions or investments, our focus on larger orders with major customers, our employee matters, our competitive position, our foreign currency risk strategy, and the impact of recent accounting pronouncements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the possibility that orders could be modified, cancelled or not renewed, our ability to negotiate and obtain customer agreements and orders, lengthening sales cycles, the concentration of sales to large customers, our reliance on a limited number of customers for a substantial portion of revenues, dependence upon and trends in capital spending budgets in the semiconductor industry and fluctuations in general economic conditions, our ability to rapidly develop new technology and introduce new products, our ability to safeguard our intellectual property, and the risks set forth below under Part II, Item 1A ,“Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

     LogicVision’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition, allowance for doubtful accounts, valuation of investments, inventory, goodwill impairment, valuation of long-lived intangible assets, accounting for stock-based compensation, and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

     Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $528,000 and $219,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

      Stock-based compensation expense for the six months ended June 30, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 has been recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. An additional $215,000 was recognized as compensation expense for the quarter ended June 30, 2007. The remaining fair value of these option awards of $251,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.4 years.

     Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

     Orders and backlog

     We received new orders of $2.3 million in the second quarter of 2007, compared to $2.7 million in the first quarter of 2007 and $1.3 million in the second quarter of 2006. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

     Our one-year backlog was $8.2 million at June 30, 2007, compared with $8.6 million at March 31, 2007 and $9.0 million at June 30, 2006. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Revenues, cost of revenues and gross profit

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Revenues:
License	$1,457	$1,305	12%	$2,562	$2,524	2%
Service	1,626	1,367	19%	3,151	2,497	26%
Product	-	100	-100%	-	100	-100%
Total revenues	3,083	2,772	11%	5,713	5,121	12%

Cost of revenues:
License	225	230	-2%	456	487	-6%
Service	552	429	29%	1,075	853	26%
Product	-	-	-	-	-	-
Total cost of revenues	777	659	18%	1,531	1,340	14%

Gross profit	$2,306	$2,113	9%	$4,182	$3,781	11%

Percentage of total revenues:
Revenues:
License	47%	47%		45%	49%
Service	53%	49%		55%	49%
Product	0%	4%		0%	2%
Total revenues	100%	100%		100%	100%

Cost of revenues:
License	7%	8%		8%	9%
Service	18%	16%		19%	17%
Product	0%	0%		0%	0%
Total cost of revenues	25%	24%		27%	26%

Gross profit	75%	76%		73%	74%

     Total revenues increased in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 primarily due to an increase in orders over the past three quarters. In addition, we received one new order in the current quarter which contributed upfront license revenue. The service revenues in the three and six months ended June 30, 2007 increased over those for the same periods of the prior year. In accordance with our revenue recognition policy, we allocate a portion of total revenues to maintenance (services) using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

     Total cost of revenues increased in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006 primarily due to higher cost of service revenues resulting from increased post-sales support.

     Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentage data):

Revenue by product line:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
ETCreate	$2,317	$1,999	16%	$4,359	$3,743	16%
ETAccess	360	624	-42%	663	1,087	-39%
YieldInsight and other	406	149	172%	691	291	137%
Total revenues	$3,083	$2,772	11%	$5,713	$5,121	12%

Revenue by geographic region:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
United States	$2,354	$2,394	-2%	$4,462	$4,459	-
Japan	498	275	81%	850	481	77%
Others	231	103	124%	401	181	122%
	$3,083	$2,772	11%	$5,713	$5,121	12%

     Product line:

     ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased for the three and six months ended June 30, 2007 primarily due to an increase in ETCreate orders received from customers during the previous three quarters, as well as some multiple-year orders received in 2005 which resulted in partial revenue recognition in the current quarter.

     ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue decreased for the three and six months ended June 30, 2007 primarily due to fewer ETAccess orders received from customers during the previous quarters.

     The YieldInsight (formerly SiVision) product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. Revenues from YieldInsight and other grew primarily due to increases in consulting and training services provided to customers.

     Geographic region:

     Revenue in the United States was about the same in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006. Revenue in Japan increased in the three and six months ended June 30, 2007 compared to the same period in fiscal 2006 primarily due to higher revenues from existing customers’ new orders.

     Operating Expenses:

     The table below sets forth operating expense data for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Operating expenses:
Research and development	$927	$1,036	-11%	$1,882	$2,123	-11%
Sales and marketing	1,547	1,779	-13%	2,848	3,659	-22%
General and administrative	1,077	1,037	4%	1,989	2,001	-1%

Total operating expenses	$3,551	$3,852	-8%	$6,719	$7,783	-14%

Percentage of total revenues:
Operating expenses:
Research and development	30%	37%		33%	41%
Sales and marketing	50%	64%		50%	71%
General and administrative	35%	37%		34%	39%

Total operating expenses	115%	138%		117%	151%

     Research and development expenses decreased in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006, primarily due to lower compensation expense and a Canadian research and development credit received during the three month period ended June 30, 2007. The research and development credit is a refundable credit based on research and development conducted in Canada.

     Sales and marketing expenses decreased in the three and six months ended June 30, 2007 compared to the same periods in fiscal 2006, primarily due to lower compensation expense.

     General and administrative expenses increased in the three months ended June 30, 2007, and were nearly the same in the six months ended June 30, 2007 compared to the same periods in fiscal 2006. The increase in expenses during the three months ended June 30, 2007 was primarily due to an increase in stock-based compensation expense.

     Other Items:

     The table below sets forth other data for the three and six months ended June 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2007	2006	Change	2007	2006	Change
Interest and other income, net	$67	$90	-26%	$172	$162	6%

Income tax provision (benefit)	$(58)	$19	NM	$(42)	$76	NM

Percentage of total revenues:
Interest and other income, net	2%	3%		3%	3%

Income tax provision (benefit)	-2%	1%		-1%	1%

     Interest and other income, net decreased in the three months ended June 30, 2007 compared to the same period in fiscal 2006, due to decreases in interest earned on lower investment balances. Interest and other income increased in the six months ended June 30, 2007, compared to the same period in fiscal 2006, due to higher interest rates in the current year.

     Income tax provision (benefit). Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. Our income tax provisions are primarily related to foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2006, we incurred net losses for federal and state tax purposes. As of December 31, 2006, we had federal and California net operating loss carryforwards of approximately $85.1 million and $26.0 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards began to expire in 2006. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

     Provision for income taxes in the three and six months ended June 30, 2007 decreased compared with the same periods in 2006 primarily due to a reduction in the accrual of foreign taxes owed in the current period.

Liquidity and Capital Resources

     At June 30, 2007, we had cash and cash equivalents and short-term investments of $7.0 million and working capital of $2.2 million.

     Net cash used in operating activities was $2.3 million and $1.0 million in the first six months of 2007 and 2006, respectively. Net cash used in operating activities for the six months ended June 30, 2007 was primarily due to a net loss of $2.3 million, an increase in accounts receivable of $0.9 million and a decrease in deferred revenue of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $0.9 million, and a decrease in prepaid expenses and other assets of $0.3 million. Net cash used in operating activities for the first six months of 2006 was primarily due to a net loss of $3.9 million and a decrease in deferred revenue of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $0.7 million, a decrease of accounts receivable of $1.8 million due to lower billings at the end of the quarter, a decrease in prepaid expenses and other assets of $0.5 million, and an increase in accrued liabilities of $0.2 million.

     Net cash provided by investing activities was $0.6 million and $3.7 million in the first six months of 2007 and 2006, respectively. Net cash provided by investing activities in the first six months of 2007 was primarily due to the proceeds from maturities of marketable securities of $2.2 million, partially offset by purchase of marketable securities of $1.6 million. Net cash provided by investing activities in the first six months of 2006 was primarily due to the proceeds from maturities of marketable securities of $6.7 million, partially offset by the purchase of marketable securities of $2.9 million and the purchase of property and equipment of $0.1 million.

     Net cash provided by financing activities was $41,000 and $39,000 in the first six months of 2007 and 2006, respectively. Net cash provided by financing activities for the first six months of 2007 and 2006 was primarily due to the proceeds from the employee stock purchase plan and exercises of employee stock options.

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 8.25% at June 30, 2007. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and we are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires on February 28, 2008. At June 30, 2007 there were no outstanding borrowings under the agreement. At June 30, 2007, we were in compliance with the covenants under the agreement.

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

Contractual Obligations and Other Commercial Commitments

     At June 30, 2007, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,
2007	$361
2008	697
2009	706
2010	264
2011	68
$2,096

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

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at June 30, 2007.

     Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At June 30, 2007, we had short-term U.S. government securities and commercial paper of $1.5 million.

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

  our current and potential customers may not accept or embrace our LV2005TM integrated family of products, our YieldInsight (SiVisionTM) product, our Embedded SerDes Test product or our other recently announced products;

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

We have a history of losses and an accumulated deficit of approximately $98.4 million as of June 30, 2007. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $7.1 million, $10.0 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At June 30, 2007, we had an accumulated deficit of approximately $98.4 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     Fluctuations in our revenues and operating results may be caused by:

  timing, terms and conditions of customer agreements;

  customers placing orders at the end of the quarter;

  the mix of our license and services revenues;

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

  timing and completion of milestones under customer agreements; and

  market and general economic conditions.

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

  smaller test tool providers;

  potential customers that develop test solutions internally; and

  integrated device manufacturers, such as International Business Machines Corporation, that use their own test solutions in chips manufactured for and sold to others.

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

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 22% and 20% of revenues for the six months ended June 30, 2007. Two customers accounted for approximately 26% and 18%, respectively, of total revenues in the year ended December 31, 2006; two customers accounted for 31%, and 10%, respectively, of total revenues for the year ended December 31, 2005 and two customers accounted for 23% and 17%, respectively, of total revenues for the year ended December 31, 2004. On April 2, 2007, LSI Corporation acquired Agere Systems, Inc. The data above reflects the combined revenues for the two companies for the periods indicated. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 76% of our total revenues for the six months ended June 30, 2007, and 79%, 82% and 90% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     We offer our products and services for sale through distributors and sales representatives in China, France, Germany, Israel, Korea, Taiwan and the United Kingdom (UK). We anticipate that sales in these markets will account for a portion of our total revenues in future periods. During 2004, we appointed a new distributor in Germany. In 2005, we appointed a sales representative in Israel and distributors in France and the UK. In 2006, we appointed a sales representative in India. In 2007, we appointed a new distributor in Japan, replacing our existing direct sales organization. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors and sales representatives, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

     International revenues accounted for 22% of our total revenue for the six months ended June 30, 2007, and 16%, 18% and 22% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

  our ability to adapt our products to foreign design methods and practices;

  the uncertainty of international orders due to typically lengthy international selling cycles;

  cultural differences in the conduct of business;

  difficulty in attracting qualified personnel;

  managing foreign branch offices and subsidiaries;

  longer payment cycles for and greater difficulty collecting accounts receivable;

  unexpected changes in regulatory requirements, royalties and withholding taxes that restrict the repatriation of earnings;

  tariffs and other trade barriers;

  the burden of complying with a wide variety of foreign laws; and

  political, economic, health or military conditions associated with worldwide conflicts and events.

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

  we may not achieve the anticipated benefits of the acquisitions;

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

  we may be exposed to unknown liabilities of acquired companies;

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

  the level and timing of license and service revenues;

  the costs and timing of expansion of product development efforts and the success of these development efforts;

  the extent to which our existing and new products gain market acceptance;

  the costs and timing of expansion of sales and marketing activities;

  competing technological and marketing developments;

  the extent of international operations;

  the need to adapt to changing technologies and technical requirements;

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders was held on May 17, 2007.

	(b)	The matters voted upon at the meeting and results of voting with respect to those matters were as follows:

(1)	Election of Directors

	Name	Votes For	Witheld
	Gregg E. Adkin	16,620,376	23,280
	James T. Healy	16,617,976	25,680
	Randall A. Hughes	16,617,676	25,980
	Matthew Raggett	16,607,871	35,785
	Richard C. Yonker	16,620,376	23,280

(2)	Ratification of the appointment of Burr, Pilger & Mayer LLP as the Company's independent registered public accounting firm.

	Votes For	Against	Abstain
	16,629,782	10,474	3,400

ITEM 6:	EXHIBITS

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

	32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________
	*	In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: July 27, 2007

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
____________________

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