Form 10-Q
period 2007-09-30
LOGICVISION INC
filed 2007-11-02
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.: 0-31773
____________________

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25 Metro Drive, Third Floor
San Jose, California 95110
(Address of principal executive offices)

Telephone: (408) 453-0146
(Registrant’s telephone number, including area code)
____________________

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

     At November 1, 2007, 24,162,883 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,733	$7,087
Short-term investments	747	2,155
Accounts receivable, net of allowance for doubtful
accounts of $8 and $6, respectively	754	615
Prepaid expenses and other current assets	1,192	1,226
Total current assets	11,426	11,083
Property and equipment, net	450	743
Intangible assets, net	18	178
Goodwill	6,846	6,846
Other long-term assets	275	641
Total assets	$19,015	$19,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$251	$308
Accrued liabilities	2,188	2,008
Deferred revenue, current portion	5,792	5,089
Total current liabilities	8,231	7,405
Deferred revenue	1,015	285
Total liabilities	9,246	7,690

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 125,000 shares;
Issued and outstanding: 24,163 shares at September 30, 2007
and 24,081 shares at December 31, 2006	2	2
Additional paid-in capital	108,777	107,860
Accumulated other comprehensive income (loss)	62	-
Accumulated deficit	(99,072)	(96,061)
Total stockholders' equity	9,769	11,801
Total liabilities and stockholders' equity	$19,015	$19,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
License	$1,396	$1,332	$3,958	$3,856
Service	1,566	1,312	4,717	3,809
Product	69	10	69	110
Total revenues	3,031	2,654	8,744	7,775

Cost of revenues:
License	229	259	685	746
Service	611	486	1,686	1,339
Total cost of revenues	840	745	2,371	2,085
Gross profit	2,191	1,909	6,373	5,690

Operating expenses:
Research and development	920	1,014	2,802	3,137
Sales and marketing	1,175	1,745	4,023	5,404
General and administrative	896	956	2,885	2,957
Total operating expenses	2,991	3,715	9,710	11,498

Loss from operations	(800)	(1,806)	(3,337)	(5,808)
Interest and other income, net	112	81	284	243

Loss before provision for (benefit from) income taxes	(688)	(1,725)	(3,053)	(5,565)
Income tax provision (benefit)	-	15	(42)	91

Net loss	$(688)	$(1,740)	$(3,011)	$(5,656)

Net loss per common share, basic and diluted	$(0.03)	$(0.09)	$(0.12)	$(0.29)
Weighted average number of shares outstanding, basic and
diluted	24,150	20,058	24,127	19,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,011)	$(5,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499	663
Stock-based compensation	847	317
Changes in operating assets and liabilities:
Accounts receivable	(139)	1,063
Prepaid expenses and other current assets	33	395
Other long-term assets	366	394
Accounts payable	(57)	88
Accrued liabilities	180	260
Deferred revenue	1,433	(154)
Net cash provided by (used in) operating activities	151	(2,630)

Cash flows from investing activities:
Purchase of investments	(1,866)	(4,566)
Purchase of property and equipment	(18)	(202)
Proceeds from sales and maturities of investments	3,275	8,925
Net cash provided by investing activities	1,391	4,157

Cash flows from financing activities:
Proceeds from issuance of common stock	69	111
Net cash provided by financing activities	69	111

Effect of exchange rate on cash and cash equivalents	35	(11)

Net increase in cash and cash equivalents	1,646	1,627
Cash and cash equivalents, beginning of period	7,087	3,620
Cash and cash equivalents, end of period	$8,733	$5,247

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

     The Company has incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2006, the Company incurred a loss from operations of approximately $7.1 million and negative cash flows from operating activities of approximately $4.3 million. For the nine months ended September 30, 2007, the Company incurred a loss of approximately $3.0 million and positive cash flows from operating activities of approximately $151,000. As of September 30, 2007, the Company had an accumulated deficit of approximately $99.1 million. While management believes that its current funds will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2007, the Company is subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of its products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 and 2006 was $847,000 and $317,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

     Stock-based compensation expense for the nine months ended September 30, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 was recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. An additional $215,000 was recognized as compensation expense for the quarter ended June 30, 2007, and an additional $209,000 was recognized as compensation expense for the quarter ended September 30, 2007. The remaining fair value of these option awards of $66,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.3 years.

     Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator - Basic and Diluted
Net loss	$(688)	$(1,740)	$(3,011)	$(5,656)

Denominator - Basic and Diluted
Weighted average common stock outstanding	24,150	20,058	24,127	19,326

Basic and Diluted net loss per share	$(0.03)	$(0.09)	$(0.12)	$(0.29)

     Options and warrants to purchase an aggregate of 4.4 million shares of common stock outstanding at September 30, 2007 and 4.0 million shares at September 30, 2006, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three and nine months then ended.

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

      Cash, cash equivalents and investments consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$4,168	$1,241
Money market funds	1,604	3,234
Commerical paper	972	1,119
U.S. government agency notes	1,989	1,493
Total cash and cash equivalents	$8,733	$7,087

Short-term investments:
Commercial paper	$-	$149
U.S. government agency notes	747	2,006
Total short-term investments	$747	$2,155

Note 3. Intangible Assets

     The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances (in thousands):

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$6,846	$-	$6,846	$6,846	$-	$6,846

Other Intangible Assets:
Developed technology	$640	$(622)	$18	$640	$(462)	$178
Non-compete agreement	177	(177)	-	177	(177)	-

Total	$817	$(799)	$18	$817	$(639)	$178

     At September 30, 2007, the estimated future amortization expense of other intangible assets was $18,000. This amount will be amortized during the year ending December 31, 2007.

     The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4. Loan Agreement

     The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.75% at September 30, 2007. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2008. At September 30, 2007 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5. Income Taxes

     Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

     It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. For unrecognized tax benefits that exist at September 30, 2007, the Company does not anticipate any significant changes within the next twelve months. The Company is not currently under federal, state or foreign income tax examination.

Note 6. Commitments and Contingencies

      Lease obligations

     The Company and its subsidiary in Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiary are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases at September 30, 2007 were as follows (in thousands):

Year ending December 31,
2007	$181
2008	697
2009	706
2010	264
2011	68
$1,915

      Off-balance Sheet Arrangements

      The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

      Indemnification Obligations

     The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of September 30, 2007.

     The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2007.

      Warranties

     The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of September 30, 2007. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Concentration of Revenues and Credit Risks

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
LSI / Agere Systems	21%	26%	22%	27%
Broadcom Corporation	20%	15%	20%	16%

     On April 2, 2007, LSI Corporation acquired Agere Systems, Inc. The data in the above table reflects the combined revenues for the two companies for the periods indicated. At September 30, 2007, four customers accounted for 36%, 25%, 15% and 10% of net accounts receivable, respectively. At December 31, 2006, four customers accounted for approximately 28%, 27%, 12% and 11% of net accounts receivable, respectively.

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

     For the three and nine months ended September 30, 2007 and 2006, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(688)	$(1,740)	$(3,011)	$(5,656)

Other comprehensive income (loss) -
Cumulative translation adjustment	37	(1)	61	-
Unrealized gain (loss) on
available-for-sale investments, net	-	3	1	23
Comprehensive loss	$(651)	$(1,738)	$(2,949)	$(5,633)

Note 9. Stock Option Plans

      Stock Option Plan

     The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 750,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 25, 2007, the Board of Directors approved an increase of 650,000 shares for issuance under the 2000 Plan. As of September 30, 2007, options to purchase a total of 4,260,961 and 95,563 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 700,500 non-qualified options, of which options to purchase 7,500 shares remained outstanding at September 30, 2007. A total of 6,367,505 shares are reserved for future issuance at September 30, 2007.

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

     The following table summarizes all option activities from December 31, 2006 through September 30, 2007 (shares in thousands, except per share data):

	September 30, 2007
		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
Options outstanding:
Beginning balance	3,698	$3.14

Granted	3,539	$1.02
Exercised	(4)	$0.60
Forefeited	(2,869)	$3.57

Ending balance	4,364	$1.14

Options exercisable at end of period	1,802	$1.26

      The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 were $0.41 and $1.31, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were $1,000 and $28,000, respectively. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the nine months ended September 30, 2007, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30,
	2007	2006
Expected average life of option	3.55	4.22
Risk-free interest rate	4.62%	4.37%
Expected dividends	-	-
Expected volatility	73%	83%

     The options outstanding and currently exercisable by exercise price at September 30, 2007 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life (years)	price	Options	life (years)	price
$0.80-$0.80	80	9.7	$0.80	-	-	$-
$1.00-$1.00	2,249	9.1	$1.00	1,172	8.7	$1.00
$1.07-$1.07	1,243	9.3	$1.07	155	9.3	$1.07
$1.16-$6.75	792	7.8	$1.69	475	7.4	$1.96
	4,364	8.9	$1.14	1,802	8.4	$1.26

     There was no aggregate intrinsic value of vested options in the preceding table based on the Company’s closing stock price of $0.84 as of September 30, 2007. The total fair value of options vested during the nine months ended September 30, 2007 and 2006 were $631,000 and $263,000, respectively. As of September 30, 2007, total compensation cost related to non-vested stock options not yet recognized was $462,000 which is expected to be recognized over the next 1.8 years.

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

     The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	September 30,
	2007	2006
Expected average life of option	0.5 year	0.5 year
Risk-free interest rate	5.10%	4.80%
Expected dividends	-	-
Expected volatility	62%	68%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.34 and $0.48 for the nine months ended September 30, 2007 and 2006, respectively.

     Valuation and Expense Information under SFAS 123(R)

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2007 and 2006, respectively, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues:
Service	$15	$5	$43	$21
Stock-based compensation expense included in cost of sales	15	5	43	21
Operating expenses:
Research and development	106	16	271	58
Sales and marketing	98	35	272	116
General and administrative	100	42	261	122
Stock-based compensation expense included in operating expenses	304	93	804	296

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$319	$98	$847	$317

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

      The table below sets forth revenues by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
ETCreate	$2,451	$1,946	$6,810	$5,689
ETAccess	428	552	1,091	1,639
YieldInsight and other	152	156	843	447
Total revenues	$3,031	$2,654	$8,744	$7,775

      The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$2,314	$2,223	$6,776	$6,682
Japan	451	307	1,301	788
Others	266	124	667	305
	$3,031	$2,654	$8,744	$7,775

      The following is a summary of the Company’s long-lived assets (in thousands):

	September 30,	December 31,
	2007	2006
United States	$264	$487
Canada	185	246
Japan	1	10
	$450	$743

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

Note 12. Continued listing of shares on NASDAQ

      On April 12, 2007 The NASDAQ Stock Market notified us that we were no longer in compliance with The NASDAQ Global Market’s requirements for continued listing because the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5) for 30 consecutive business days. In its notification, NASDAQ informed us that we had 180 calendar days, or until October 9, 2007, to regain compliance.

     On October 11, 2007 The NASDAQ Stock Market notified us that we were in continued noncompliance with the requirements for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5). On October 15, 2007 we submitted an application to transfer our common stock to The NASDAQ Capital Market, which was approved on October 22, 2007. Our common stock began trading on The NASDAQ Capital Market on October 24, 2007.

     We are subject to the continued listing requirements of The NASDAQ Capital Market and will be provided an additional 180 calendar days (until April 7, 2008) to comply with the $1.00 minimum closing bid price continued listing requirement of The NASDAQ Capital Market. In order to regain compliance with this requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. We cannot assure you that the bid price of our common stock will close at $1.00 per share or more before April 7, 2008. If we fail to regain compliance and are delisted, our financial condition could be harmed and our stock price would likely decline.

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

     Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 and 2006 was $847,000 and $317,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

      Stock-based compensation expense for the nine months ended September 30, 2007 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $54,000 has been recognized as compensation expense within the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 31, 2007, associated with the vesting of these option awards. An additional $215,000 was recognized as compensation expense for the quarter ended June 30, 2007, and an additional $209,000 was recognized as compensation expense for the quarter ended September 30, 2007. The remaining fair value of these option awards of $66,000, net of estimated forfeitures, will be recognized as expense using the multiple option approach over the remaining weighted average vesting period of 0.3 years.

     Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

     Orders and backlog

     We received new orders of $5.0 million in the third quarter of 2007, compared to $2.3 million in the second quarter of 2007 and $3.8 million in the third quarter of 2006. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

     Our one-year backlog was $9.1 million at September 30, 2007, compared with $8.2 million at June 30, 2007 and $9.4 million at September 30, 2006. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Revenues, cost of revenues and gross profit

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Revenues:
License	$1,396	$1,332	5%	$3,958	$3,856	3%
Service	1,566	1,312	19%	4,717	3,809	24%
Product	69	10	590%	69	110	-37%
Total revenues	3,031	2,654	14%	8,744	7,775	12%

Cost of revenues:
License	229	259	-12%	685	746	-8%
Service	611	486	26%	1,686	1,339	26%
Product	-	-	-	-	-	-
Total cost of revenues	840	745	13%	2,371	2,085	14%

Gross profit	$2,191	$1,909	15%	$6,373	$5,690	12%

Percentage of total revenues:
Revenues:
License	46%	50%		45%	50%
Service	52%	50%		54%	49%
Product	2%	0%		1%	1%
Total revenues	100%	100%		100%	100%

Cost of revenues:
License	8%	10%		8%	10%
Service	20%	18%		19%	17%
Product	0%	0%		0%	0%
Total cost of revenues	28%	28%		27%	27%

Gross profit	72%	72%		73%	73%

     Total revenues increased in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006 primarily due to an increase in orders over the past three quarters. The service revenues in the three and nine months ended September 30, 2007 increased over those for the same periods of the prior year result from the increase in orders. In accordance with our revenue recognition policy, we allocate a portion of total revenues to maintenance (services) using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

     Total cost of revenues increased in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006 primarily due to higher cost of service revenues resulting from increased post-sales support.

     Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentage data):

Revenue by product line:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
ETCreate	$2,451	$1,946	26%	$6,810	$5,689	20%
ETAccess	428	552	-22%	1,091	1,639	-33%
YieldInsight and other	152	156	-3%	843	447	89%
Total revenues	$3,031	$2,654	14%	$8,744	$7,775	12%

Revenue by geographic region:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
United States	$2,314	$2,223	4%	$6,776	$6,682	1%
Japan	451	307	47%	1,301	788	65%
Others	266	124	115%	667	305	119%
	$3,031	$2,654	14%	$8,744	$7,775	12%

     Product line:

     ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenue increased for the three and nine months ended September 30, 2007 primarily due to an increase in ETCreate orders received from customers during the previous three quarters, as well as some multiple-year orders received in 2005 which resulted in partial revenue recognition in the current quarter.

     ETAccess is the product sub-family which consists of hardware and software products for use with third party test platforms. ETAccess enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. ETAccess revenue decreased for the three and nine months ended September 30, 2007 primarily due to fewer ETAccess orders received from customers during the previous quarters.

     The YieldInsight (formerly SiVision) product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. Revenues from YieldInsight decreased due to fewer orders received from customers, while other revenue grew primarily due to increases in consulting and training services provided to customers.

     Geographic region:

     Revenue in the United States was about the same in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006. Revenue in Japan increased in the three and nine months ended September 30, 2007 compared to the same period in fiscal 2006 primarily due to higher revenues from existing customers’ new orders.

     Operating Expenses:

     The table below sets forth operating expense data for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Operating expenses:
Research and development	$920	$1,014	-9%	$2,802	$3,137	-11%
Sales and marketing	1,175	1,745	-33%	4,023	5,404	-26%
General and administrative	896	956	-6%	2,885	2,957	-2%

Total operating expenses	$2,991	$3,715	-19%	$9,710	$11,498	-16%

Percentage of total revenues:
Operating expenses:
Research and development	30%	38%		32%	40%
Sales and marketing	39%	66%		46%	70%
General and administrative	30%	36%		32%	38%

Total operating expenses	98%	139%		111%	147%

     Research and development expenses decreased in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006, primarily due to lower compensation expenses as a result of fewer employees and lower software maintenance expenses.

     Sales and marketing expenses decreased in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006, primarily due to lower compensation expenses as a result of fewer employees.

     General and administrative expenses decreased in the three months ended September 30, 2007, compared to the same periods in fiscal 2006, primarily due to lower costs for outside service providers. General and administrative expenses decreased in the nine months ended September 30, 2007 compared to the same periods in fiscal 2006 primarily due to decrease in office expenses.

     Other Items:

     The table below sets forth other data for the three and nine months ended September 30, 2007 and 2006 (in thousands, except percentage data):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2007	2006	Change	2007	2006	Change
Interest and other income, net	$112	$81	38%	$284	$243	17%

Income tax provision (benefit)	$-	$15	NM	$(42)	$91	NM

Percentage of total revenues:
Interest and other income, net	4%	3%		3%	3%

Income tax provision (benefit)	0%	1%		0%	1%

     Interest and other income, net increased in the three and nine months ended September 30, 2007 compared to the same periods in fiscal 2006, due to higher interest rates in the current year, and a gain on sale of fixed assets in the third quarter.

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

     Provision for income taxes in the three and nine months ended September 30, 2007 decreased compared with the same periods in 2006 primarily due to a reduction in the accrual of foreign taxes owed in the current period.

Liquidity and Capital Resources

     At September 30, 2007, we had cash and cash equivalents and short-term investments of $9.5 million and working capital of $3.2 million.

     Net cash provided by operating activities was $0.2 million and net cash used in operating activities was $2.6 million in the first nine months of 2007 and 2006, respectively. Net cash provided by operating activities for the nine months ended September 30, 2007 was primarily due to an increase in deferred revenue of $1.4 million, an increase in accrued liabilities of $0.2 million, a decrease in prepaid and other long-term assets of $0.4 million and non-cash charges relating to depreciation and amortization and stock-based compensation of $1.3 million; partially offset by a net loss of $3.0 million and an increase in accounts receivable of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2006 was primarily due to a net loss of $5.7 million and a decrease in deferred revenue of $0.2 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $1.0 million, a decrease of accounts receivable of $1.1 million due to lower billings at the end of the quarter, a decrease in prepaid expenses and other assets of $0.8 million, and an increase in accrued liabilities of $0.3 million.

     Net cash provided by investing activities was $1.4 million and $4.2 million in the first nine months of 2007 and 2006, respectively. Net cash provided by investing activities in the first nine months of 2007 was primarily due to the proceeds from maturities of marketable securities of $3.3 million, partially offset by purchase of marketable securities of $1.9 million. Net cash provided by investing activities in the first nine months of 2006 was due to the proceeds from maturities of marketable securities of $8.9 million, partially offset by the purchase of marketable securities of $4.6 million and the purchase of property and equipment of $0.2 million.

     Net cash provided by financing activities was $0.1 million in the first nine months of 2007 and 2006, respectively. Net cash provided by financing activities for the first nine months of 2007 and 2006 was primarily due to the proceeds from the exercises of employee stock options and the issuance of common stock pursuant to the employee stock purchase plan.

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.75% at September 30, 2007. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and we are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires on February 28, 2008. At September 30, 2007 there were no outstanding borrowings under the agreement. At September 30, 2007, we were in compliance with the covenants under the agreement.

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

Contractual Obligations and Other Commercial Commitments

     At September 30, 2007, our contractual obligations and commercial commitments, primarily under operating leasing arrangements for our facilities, were as follows (in thousands):

Year ending December 31,
2007	$181
2008	697
2009	706
2010	264
2011	68
$1,915

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

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at September 30, 2007.

     Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At September 30, 2007, we had short-term U.S. government securities and commercial paper of $0.7 million.

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

     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4T(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of losses and an accumulated deficit of approximately $99.1 million as of September 30, 2007. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $7.1 million, $10.0 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. At September 30, 2007, we had an accumulated deficit of approximately $99.1 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 22% and 20% of revenues for the nine months ended September 30, 2007. Two customers accounted for approximately 26% and 18% of total revenues in the year ended December 31, 2006; two customers accounted for 31%, and 10% of total revenues for the year ended December 31, 2005 and two customers accounted for 23% and 17% of total revenues for the year ended December 31, 2004. On April 2, 2007, LSI Corporation acquired Agere Systems, Inc. The data above reflects the combined revenues for the two companies for the periods indicated. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 78% of our total revenues for the nine months ended September 30, 2007, and 79%, 82% and 90% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent SEC and NASDAQ rules and regulations are creating new duties and requirements for us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have exceeded $100,000; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

     International revenues accounted for 23% of our total revenue for the nine months ended September 30, 2007, and 16%, 18% and 22% of our total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

Our stock may fail to meet the requirements for continued listing on the NASDAQ Capital Market, in which case the price and liquidity of our common stock may decline.

     Because we failed to comply with the $1.00 minimum bid price rule set forth in NASDAQ Marketplace Rule 4450(a) (5) for continued listing on The NASDAQ Global Market, we applied to transfer our common stock to The NASDAQ Capital Market. Our common stock began trading on The NASDAQ Capital Market on October 24, 2007. The transfer of our common stock to The NASDAQ Capital Market could adversely affect the liquidity of our common stock, which could adversely affect the market price of our common stock.

     We are subject to the continued listing requirements of The NASDAQ Capital Market and will be provided an additional 180 calendar days (until April 7, 2008) to comply with the $1.00 minimum closing bid price continued listing requirement of The NASDAQ Capital Market. In order to regain compliance with this requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. We cannot assure you that the bid price of our common stock will close at $1.00 per share or more before April 7, 2008. If we fail to regain compliance and are delisted, our financial condition could be harmed and our stock price would likely decline.

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

ITEM 6:	EXHIBITS

	31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

	31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

	32.1	*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

	32.2	*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

	*		In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: November 2, 2007

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