Form 10-K
period 2007-12-31
LOGICVISION INC
filed 2008-03-21
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

25 Metro Drive, Third Floor
San Jose, California 95110	(408) 453-0146
(Address of principal executive offices)	(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.  Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Global Market on June 29, 2007) was approximately $16.7 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 2008, there were 9,678,581 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 15, 2008.

LOGICVISION, INC.

TABLE OF CONTENTS

2007 FORM 10-K

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

Overview

     We are a test and yield learning company in the semiconductor design-for-test or DFT sector. Our proprietary technologies for embedded test and diagnostics enable more efficient test of complex semiconductor devices. Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle. The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, medical products, automotive electronics, networking and wireless communications devices, computers and satellite systems.

     Our solution also allows testing of integrated circuits after they have been assembled onto boards and systems, enabling diagnostic test throughout the semiconductor’s life cycle. Our analysis software aggregates and analyzes data from various semiconductor test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market and manufacturing yield issues.

     We believe our products can reduce semiconductor manufacturing and test costs, accelerate silicon bring-up times, provide for yield learning, improve time-to-yield and result in less field returns. The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers, 45 nanometers and smaller. A nanometer is one billionth of a meter.

     We incorporated as LV Software in July 1992 in California and engaged principally in research and development activities through 1994. We first generated meaningful commercial revenues from the license of our initial embedded test product in 1995. In June 1996, we changed our corporate name to LogicVision, Inc. We reincorporated in Delaware in September 2000.

Technology

   Embedded test

     We believe that embedded test technology provides significant benefits for the new and complex SoC semiconductor devices being designed and manufactured today. Conventional test is performed with external equipment, while embedded test is performed primarily using circuitry resident in the semiconductor design. By embedding test circuit structures on the semiconductor itself, our embedded test solution eliminates many of the key limitations associated with conventional external testing. Our embedded test design software automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics, and creates and integrates our proprietary embedded test circuits with the existing design functions to address these requirements. Our embedded test manufacturing software allows external test equipment to easily operate our proprietary embedded test circuits for pass-fail testing, chip debug or manufacturing datalogging. Our technology also enables board and system level diagnostics, system bring-up and in-field testing and diagnostics.

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

  test data generation and analysis—proprietary functionality created for each design block to generate circuit test data and analyze circuit responses;

  external control—standard IEEE 1149.1 and IEEE 1149.6 compliant test access ports for access and control of all embedded test circuits.

   Manufacturing phase

     Because our embedded test circuits are incorporated in semiconductor designs, they are manufactured as part of the semiconductor devices. When the prototypes of a new integrated circuit arrive from fabrication for initial device bring-up, debug and characterization, our embedded test circuits and embedded test manufacturing software can be used to accelerate this process and allow lower cost equipment to be utilized. Our embedded test circuit structures and embedded test manufacturing software also facilitate at-speed test during wafer probe and allow lower-cost test equipment to be used at wafer probe. Semiconductor devices that pass wafer probe test are then packaged, and our embedded test circuits and embedded test manufacturing software are used again during final test. Our embedded test circuits are designed to be activated with simple external test signals applied through the industry standard IEEE 1149.1 and IEEE 1149.6 test access ports. Our analysis software aggregates and analyzes data from various test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions.

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

   Implementation technologies

     We have developed several technologies to facilitate the mainstream design and manufacturing use of embedded test technology. These include:

  design automation algorithms and implementation for embedded test;

  hierarchical isolation, access and assembly technologies;

  embedded test design verification technologies;

  high-performance circuit fault simulation algorithms and automation technologies;

  capture-by-domain for multiple-clock timing;

  at-speed, multi-frequency, multi-clock logic embedded test technology;

  fault-insertion technology for system diagnostics;

  at-speed, embedded and external memory test technologies;

  at-speed interconnect test technology;

  test and measurement technologies for embedded phase-locked-loops;

  test and measurement technologies for high-speed serial I/O (SerDes I/O)

  manufacturing automation for simplified access and control of embedded test circuits on test equipment;

  accurate real-time identification of open connection lines between interconnects on a circuit;

  analysis algorithms to facilitate the identification of parametric yield limiters;

  signoff process and handoff database for robust transfer of embedded test information to manufacturing; and

  parametric and input/output test technology to facilitate multi-site and reduced pin-count test, debug and datalogging.

Products

     We offer a portfolio of products for the automated development, integration, and deployment of embedded test technology:

   Technology products

     Embedded Circuit Structures. Our embedded test technology enables our customers to design and manufacture our embedded test circuit structures for a specific design. For a typical design of 1 million gates and above, our embedded testers are less than a few thousand gates and represent only 1% to 2% of chip area. Our user-configurable embedded test circuit structures are designed to test memory, logic, high-speed input/outputs, phased-locked-loops, cores, hierarchical blocks and interconnect.

   Design Software

     We provide a suite of highly integrated embedded test design software tools for embedded test implementation on application specific integrated circuits, or ASIC, and SoC designs. We provide design software that automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics. Our software creates and integrates our proprietary circuits with the existing design circuits to address these requirements. It also assists with the timing analysis and simulation processes necessary for proper verification, by providing timing analysis scripts and simulation test benches.

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

   Product offerings

     We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles under the product family name LV2005TM with the product sub-families named ETCreateTM, Silicon InsightTM, and Yield InsightTM.

     The ETCreate product sub-family consists of embedded test intellectual property and corresponding design automation software that provide embedded test solutions for different components of an ASIC or SoC design. The individual embedded test products within this sub-family and their underlying capabilities are described below.

Products	Applications
ETMemory™	Provides intellectual property for flexible, area-optimized, at-speed, memory embedded test functionality. Supports single and multiport embedded memories such as SRAMs, DRAMs and ROMs.

Products	Applications

  Supports any size memory manufacturable in given technology.
  Provides manufacturing tools for integrated circuit and system test and diagnosis of embedded memories.
  Provides repair analysis for memories with redundancy.
  Provides on-chip analysis and self-repair of memories with redundancy.
  Supports both standard and user-programmable memory test algorithms.
  Supports run-time programmable memory test algorithms.

ETLogic™
  Provides intellectual property for at-speed, multi-frequency logic self-test and scan test functionality.
  Includes intellectual property for direct test access and isolation of legacy cores.
  Automates analysis, generation, assembly and verification of logic test intellectual property.
  Supports high-speed multiple asynchronous clock domains, pipelining and multi-cycle paths.
  Automates a complete, hierarchical methodology for system-on-a-chip design and test.
  Supports design partitioning and core reuse for concurrent engineering.
  Facilitates transportable embedded test for functional block re-use.

ETPLL™
  Provides embedded test intellectual property for accurate, specification-driven test of phase-locked-loop functionality.
  Automates generation, assembly and verification of embedded test circuitry for phase-locked-loops.
  Supports measurement-based tests of jitter, loop-gain and lock-range specifications.
  Measurement resolution to 0.125 of a gate delay.

ETSerdes™
  Provides embedded test intellectual property for accurate structural test that measure most SerDes performance characteristics.
  Automates generation, assembly and verification of embedded test circuitry for high speed I/O.
  Measured parameters include signal transition times, logic levels, jitter (various types, and RMS or histogram), and jitter tolerance-related timing parameters.
  Measurement resolution at sub-picosecond accuracy.

ETSystemMemory™
  Provides intellectual property for runtime programmable, high-speed, board-level memory module test functionality.
  Supports timing and algorithms for use with SRAMs, DRAMs, SDRAMs and others.
  Automates generation, assembly and verification of programmable external memory embedded test controller.
  Includes manufacturing tools for system-level test and diagnosis of board-level memories.

ScanBurst™
  A design-for-test (“DFT”) tool developed in partnership with Mentor Graphics for improved at-speed logic test of high-speed nanometer SoC designs.
  Provides comprehensive design automation for generating and integrating the on-chip distributed clock and scan control logic, which enables the application of BurstMode Timing in conjunction with Mentor’s FastScan and TestKompress Automated Test Pattern Generation (“ATPG”) products.
  Complements existing ATPG based DFT techniques by providing an environment to easily insert scan and clock control structures for at-speed testing based on LogicVision’s patented BurstMode Timing technology.
  Provides intellectual property for direct test access and isolation of legacy cores.

      The Silicon Insight™ product sub-family provides automated interactive graphical environments for test bring-up and silicon characterization of devices containing our embedded test capabilities. The Silicon Insight products can greatly increase productivity for chip designers and test engineers during the critical phase of silicon validation and debug, speeding time-to-market and yield improvement. Silicon Insight ATE is a version of the Silicon Insight software that interfaces to most commercial tester platforms while Silicon Insight Desktop is a version of the Silicon Insight software that runs on any Linux PC or laptop. The individual products within this sub-family and their underlying capabilities are described below.

Products	Applications
Silicon Insight Logic
  Embedded Test Diagnostics software package for interactive debug and diagnosis of embedded logic equipped with LogicVision’s Embedded Logic Test IP.
  Supports interactive pass-fail testing and debug of logic in the design.
  Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
  Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.
  Works on an engineer’s desktop using a Linux PC or with all popular automatic test equipment.

Silicon Insight Memory
  Embedded Test Diagnostics software for interactive debug and diagnosis of embedded memories equipped with our Embedded Memory Test IP.
  Supports interactive pass-fail testing and debug of only the memory in the design.
  Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
  Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.
  Works on an engineer’s desktop using a Linux PC or with all popular automatic test equipment.

Silicon Insight Mixed Signal
  Embedded Test Diagnostics software for interactive debug and diagnosis of embedded mixed signal circuits equipped with LogicVision’s Embedded SerDes Test or Embedded PLL Test IP.
  Supports interactive pass-fail testing and debug of PLLs and SerDes in the design
  Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
  Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.
  Works on an engineer’s desktop using a Linux PC

The Yield Insight™ product sub-family provides automated yield learning capabilities based on embedded test failure and diagnostic data obtained during production test. The individual products within this sub-family and their underlying capabilities are described below.

Products	Applications
Yield Insight
  Addresses memory-related yield issues by leveraging customer investment in our ETMemory BIST Intellectual property.
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

	Year Ended December 31,
	2007	2006	2005
LSI Corporation/Agere Systems Inc.	21%	26%	31%
Broadcom Corporation	19%	18%	10%

Timing of Orders

     Our past operating results have been, and we expect that our future operating results will be, subject to fluctuations due to a number of factors, including unpredictability of the buying patterns of our customers, the concentration of orders with large customers, dependence upon capital spending budgets and fluctuations in general economic conditions.

Research and Development

     Our ability to meet customer needs for improved technology, and maintain our technology leadership, depends largely on whether we can continue to rapidly develop and deploy new technology and introduce new products. We have made, and intend to continue to make, significant investments in research and development. In addition to an overall knowledge of test methodologies, embedded test requires an expertise in four diverse areas: integrated circuit design and verification, electronic design automation algorithms and software development, software development for manufacturing test and test equipment, and software development for analysis of yield issues. We have assembled a highly skilled and multi-disciplinary team for this purpose.

     As of December 31, 2007 our engineering team comprised 22 employees, 12 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into four development groups, each focusing on one of these four areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

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

     Research and development expenses were $3.6 million, $4.1 million and $5.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Sales and Marketing

     The majority of our revenues are generated by our direct sales force. In the United States, we have sales and service personnel located in northern and southern California, Massachusetts, Pennsylvania and Texas. We also use independent sales representatives in the United States. Internationally, we have sales and service personnel located in Japan; sales in Great China, Europe, and Korea, as well as Japan, are handled by distributors or independent sales representatives. Information regarding geographic areas is included in Note 13 to the Consolidated Financial Statements in Item 8. Sales and service personnel consist of sales directors who are responsible for all business aspects of the customer relationship and application engineers who manage the technical pre-sales as well as the post-sales customer support issues. As of December 31, 2007, we had 23 employees involved in sales, marketing, application engineering and customer service.

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

     Sales and marketing expenses were $5.1 million, $7.0 million and $7.5 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Intellectual Property

     We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2007, our intellectual property portfolio consisted of 49 issued U.S. patents and 5 pending U.S. patent applications. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2024. Our portfolio also includes two patents for testing embedded memories and digital systems which are licensed from Nortel Networks and for which we have completed royalty payments. Our patents, and the Nortel patents we license, cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

   Manufacturing

     Because embedded test has the potential to impact the external test market, we believe traditional hardware tester manufacturers such as Advantest Corporation, Credence Systems Corporation, LTX Corporation, Teradyne, Inc. and Verigy Ltd. all view embedded test and LogicVision as competition. Many of these companies are devoting significant resources to developing external solutions to testing complex integrated circuits, including working closely with some of our current and potential customers. Their efforts may result in the development of solutions that compete with our embedded test solution. In addition, all of the tester manufacturers above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.

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

Employees

     As of December 31, 2007, we employed 53 full time employees worldwide, of which 32 employees were located in the United States, 17 employees were located in Canada, and 4 employees were located in Asia and Europe. This included 23 in sales and marketing, 22 in research and development, and 8 in finance, information technology and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

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

  our current and potential customers may not accept or embrace our LV2005TM integrated family of products;

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

     The primary customers for semiconductors that incorporate our embedded test technology are companies in the automotive, consumer, communications, medical products, networking and server products industries. Any significant downturn in these particular markets or in general economic conditions which result in the cutback of research and development budgets or capital expenditures would likely result in a reduction in demand for our products and services and could harm our business. If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

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

We have a history of losses and an accumulated deficit of approximately $99.8 million as of December 31, 2007. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $3.7 million, $7.1 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, we had an accumulated deficit of approximately $99.8 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, Credence Systems Corporation, LTX Corporation, Teradyne, Inc and Verigy Ltd. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Some of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers listed above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology. Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 21% and 19%, respectively, of total revenues in the year ended December 31, 2007; these customers accounted for approximately 26% and 18%, respectively, of total revenues in the year ended December 31, 2006; and these customers accounted for 31% and 10%, respectively, of total revenues for the year ended December 31, 2005. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 87%, 79% and 82% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

Our products incorporate technology licensed from third parties. If any of these licenses are terminated, our ability to develop and license our products could be delayed or reduced.

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

     For example, the adoption of SFAS 123(R), which requires compensation costs relating to share-based payment transactions to be recognized in financial statements beginning in January 2006, had a financial impact on our results of operations and loss per share.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning as early as fiscal 2008. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Compliance with changing regulation of corporate governance and public disclosure may result in additional costs.

     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent SEC and NASDAQ rules and regulations, are creating new duties and requirements for us and our executives, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

     We offer our products and services for sale through distributors and sales representatives in Great China, France, Germany, India, Israel, Japan, Korea and the United Kingdom (UK). We anticipate that sales in these markets will account for a portion of our total revenues in future periods. In 2005, we appointed a sales representative in Israel and distributors in France and the UK. In 2006, we appointed a sales representative in India. In 2007, we appointed a new distributor in Japan, augmenting our direct sales organization. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors and sales representatives, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

     International revenues accounted for 24%, 16% and 18% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

     We may expand the range of our proprietary technologies and products, acquire or make investments in additional complementary businesses, technologies or products, if appropriate opportunities arise. For example, in 2004, we completed the acquisition of SiVerion, Inc. We may be unable to identify suitable acquisition or investment candidates at reasonable prices or on reasonable terms, or consummate future acquisitions or investments, each of which could slow our growth strategy. Our acquisition of SiVerion, Inc. and any future acquisitions may involve risks such as the following:

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

Our stock may fail to meet the requirements for continued listing on The Nasdaq Capital Market, in which case the price and liquidity of our common stock may decline. The reverse stock split of our common stock may reduce the liquidity of our common stock, and the market price of our common stock may decline.

     Because we failed to comply with the $1.00 minimum bid price rule set forth in Nasdaq Marketplace Rule 4450(a)(5) for continued listing on The Nasdaq Global Market, we applied to transfer our common stock to The Nasdaq Capital Market. Our common stock began trading on The Nasdaq Capital Market on October 24, 2007. The transfer of our common stock to The Nasdaq Capital Market could adversely affect the liquidity of our common stock, which could adversely affect the market price of our common stock.

     We are subject to the continued listing requirements of The Nasdaq Capital Market and were provided an additional 180 calendar days (until April 7, 2008) to comply with the $1.00 minimum closing bid price continued listing requirement of The Nasdaq Capital Market. In order to regain compliance with this requirement, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. We cannot assure you that the bid price of our common stock will close at $1.00 per share or more before April 7, 2008.

     Effective March 12, 2008, we implemented a 1-for-2.5 reverse stock split of our common stock. We cannot assure you that, as a result of the reverse stock split, the bid price of our common stock will close at $1.00 per share or more before April 7, 2008. Even if we are able to regain compliance with the minimum bid price requirement before April 7, 2008, we cannot assure you that we will be able to maintain compliance with the minimum bid price requirement. If we fail to regain and maintain compliance with the minimum bid price requirement and are delisted, our financial condition could be harmed and our stock price would likely decline. The reverse stock split reduced the number if shares of our common stock outstanding, which could adversely affect the liquidity of our common stock, which could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our principal executive offices are located in San Jose, California, where we lease approximately 18,000 square feet. We believe that these offices will be adequate to meet our requirements for the next 12 months. We have a research and development office in Ottawa, Canada. We have a domestic sales and service office in Massachusetts, sales representatives in southern California and Texas, and engineering personnel in Arizona. In addition, we have an international sales and service office in Japan and a customer service office in the U.K.

Item 3. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers as of December 31, 2007:

Name	Age	Position
James T. Healy	67	President, Chief Executive Officer and a director
Farhad Hayat	51	Vice President of Marketing
Bruce M. Jaffe	63	Vice President of Finance and Chief Financial Officer
Fadi Maamari	45	Vice President of Engineering
Ronald H. Mabry	60	Vice President of Field Operations and Applications Engineering

     James T. Healy has served as our President and Chief Executive Officer since December 2003. From July 2002 to November 2003, Mr. Healy was President of Spirox USA and Executive Vice President of Business Development and Strategic Marketing for Spirox Corporation, a provider of semiconductor manufacturing equipment and software. From April 2000 to June 2002, Mr. Healy was President of ASAT, Inc., a provider of semiconductor design, assembly and test services. From December 1999 to March 2000, Mr. Healy served as an independent consultant to software companies. He holds a B.S. in Business and a M.S. in Psychology from California State University, Hayward.

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

     Fadi Maamari has served as our Vice President of Engineering since June 2006. From 1996 to 2006, he has worked at LogicVision, where he has held senior management positions in Engineering, Applications Engineering and Marketing. From 1990 to 1996, Dr. Maamari was a member of Technical Staff at AT&T Bell Labs’ Engineering Research Center in Princeton, New Jersey. He holds a Ph.D. in Electrical Engineering from McGill University, and M.S. and B.S. degrees from École Polytechnique in Montreal, Canada.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock, par value $0.0001 (“Common Stock”), is currently traded on The Nasdaq Capital Market under the symbol “LGVN.” Prior to October 24, 2007, our Common Stock was traded on The Nasdaq Global Market. The following table sets forth, for the periods indicated, the range of high and low sales prices for our Common Stock on Nasdaq, as reported by Nasdaq consolidated transaction reporting system.

2007	High	Low
Fourth Quarter	$3.00	$1.25
Third Quarter	$2.43	$1.75
Second Quarter	$2.45	$1.73
First Quarter	$3.20	$2.03

2006
Fourth Quarter	$3.63	$2.08
Third Quarter	$4.38	$2.48
Second Quarter	$5.00	$3.45
First Quarter	$4.18	$2.65

Note: All per share data has been adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008.

     As of February 29, 2008, our Common Stock was held by 74 stockholders of record. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

Item 6. Selected Financial Data

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2007 and 2006 and selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the selected consolidated statements of operations data for the years ended December 31, 2004 and 2003 were derived from consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2007	2006 (2)	2005	2004	2003
Consolidated statements of operations data	(in thousands, except per share data)
Revenues:
License	$5,279	$4,984	$6,735	$5,686	$4,740
Service	6,270	5,350	3,951	4,095	3,987
Product	69	183	196	313	275
Total revenues	11,618	10,517	10,882	10,094	9,002

Cost of revenues:
License	887	1,006	916	323	186
Service	2,326	1,887	2,116	2,616	2,480
Product	-	-	88	299	100
Total cost of revenues	3,213	2,893	3,120	3,238	2,766
Gross profit	8,405	7,624	7,762	6,856	6,236

Operating expenses:
Research and development	3,637	4,133	5,848	5,111	4,971
Sales and marketing	5,090	7,032	7,517	6,075	9,556
General and administrative	3,787	3,718	4,725	4,386	4,279
Total operating expenses	12,514	14,883	18,090	15,572	18,806

Loss from operations	(4,109)	(7,259)	(10,328)	(8,716)	(12,570)
Interest income	349	316	286	383	655
Other income (expense), net	-	-	-	12	(11)

Loss before provision (benefit) for income taxes	(3,760)	(6,943)	(10,042)	(8,321)	(11,926)
Provision (benefit) for income taxes	(37)	144	(69)	67	89

Net loss	$(3,723)	$(7,087)	$(9,973)	$(8,388)	$(12,015)

Net loss per share, basic and diluted(1)	$(0.39)	$(0.90)	$(1.33)	$(1.28)	$(1.94)

Weighted average common shares, basic and diluted(1)	9,654	7,860	7,471	6,535	6,198

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

____________________
(1) The diluted net loss per share computation excludes potential shares of common stock (options and warrants to purchase common stock), as their effect would be antidilutive.
(2) The Company adopted SFAS 123(R) effective January 1, 2006.

	December 31,
	2007	2006	2005		2004		2003
Consolidated balance sheet data	(in thousands)
Cash and cash equivalents and short-term investments	$8,327	$9,242	$10,696		$21,342		$19,257
Marketable securities	-	-	-		4,960		11,801
Working capital	2,381	3,678	7,456	(1)	11,554	(1)	15,639
Total assets	18,263	19,491	24,341		39,243		36,495
Short-term debt	-	-	-		3,500		-
Total stockholders' equity	9,206	11,801	15,438		24,808		27,151

     (1) Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and related Notes included elsewhere in this Report. All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008.

Overview

     General

     We are a test and yield learning company in the semiconductor design-for-test, or DFT, sector. Our proprietary technologies for embedded test and diagnostics enable the more efficient test of complex semiconductor devices. Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle. The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solution has been successfully deployed in SoC’s found in digital consumer products, automotive electronics, medical products, networking and wireless communications devices, computers and satellite systems.

     Our solution also allows testing of integrated circuits after they have been assembled onto boards and systems, enabling diagnostic test throughout the semiconductor’s life cycle. Our analysis software aggregates and analyzes data from various semiconductor test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market and manufacturing yield issues.

     We believe our products can reduce semiconductor manufacturing and test costs, accelerate silicon bring-up times, provide for yield learning, improve time-to-yield and result in less field returns. The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers, and 45 nanometers and smaller. A nanometer is one billionth of a meter.

     Our customers include application specific integrated circuit or system-on-a-chip designers in systems companies, fabless companies and integrated device manufacturers that use our technology in their application specific integrated circuits or systems-on-a-chip as part of systems development and for complex chip development and testing. We license our intellectual property and software through our direct sales force in the United States and Japan, and through our distributors or independent sales representatives in Great China, Europe, Korea and Japan.

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

     We received new orders of $12.0 million in 2007 compared to $9.9 million in 2006. This increase in new orders was primarily due to the receipt of large renewal orders in 2007 from domestic customers. We expect receipt of new orders to fluctuate due to the lengthy sales cycles and our dependence on large orders. Our backlog of orders, including deferred revenues, at December 31, 2007 which are expected to be recognized as revenue during 2008 was $8.7 million, compared with $8.3 million at the end of 2006. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A significant portion of the orders which have been accepted but have not yet been billed provides customers with cancellation rights and customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

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

     Acquisition

     In November 2004, we completed the acquisition of SiVerion, Inc. for a total purchase price of $7.4 million. At the closing we paid $1.4 million in cash and issued 0.8 million shares of our common stock (as adjusted for the reverse stock split) valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debt holders. The purchase price also included a contingent payment of up to $2 million in cash payable on November 5, 2006 (the “Additional Cash Exchange Rights”) if the average closing price of our common stock for the 10 trading days immediately prior thereto was less than $7.50.

     On June 27, 2006, the Company issued 428,200 shares of common stock (as adjusted for the reverse stock split) to certain former stockholders of SiVerion, Inc. in exchange for the Additional Cash Exchange Rights held by those former stockholders. In November 2006, we paid an aggregate amount of $148,000 to the remaining former SiVerion, Inc. stockholders who held Additional Cash Exchange Rights in satisfaction of our contingent obligation.

Critical Accounting Policies and Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, investments, impairment of goodwill and intangible assets, accounting for stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     We adopted SFAS 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 was $990,000 and $376,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. No stock-based compensation expense related to employee stock options and the employee stock purchase plan was recognized for the year ended December 31, 2005.

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

     Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

     For further information on stock-based compensation, see Note 9 of the Notes to the Consolidated Financial Statements.

Accounting for Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of accumulated deficit. As of December 31, 2007, unrecognized tax benefits approximated $0.6 million, all of which would affect the effective tax rate if recognized.

Unrecognized Tax Benefits

Balance at January 1, 2007	$600
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases – Settlements	-
Reductions – Settlements	-
Balance at December 31, 2007	$600

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, the Company had no accrued interest and penalties related to uncertain tax matters.

     By the end of 2008, the Company has no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate that adjustments would result in a material change to our financial position.

     We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 1992 through 2007 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Results of Operations

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data from 2007 to 2006 and 2006 to 2005 (in thousands, except percentage data):

	Year ended December 31,			% change
	2007	2006	2005	2007/2006	2006/2005
Revenues:
License	$5,279	$4,984	$6,735	5.9%	-26.0%
Service	6,270	5,350	3,951	17.2%	35.4%
Product	69	183	196	-62.3%	-6.6%
Total revenues	11,618	10,517	10,882	10.5%	-3.4%

Cost of revenues:
License	887	1,006	916	-11.8%	9.8%
Service	2,326	1,887	2,116	23.3%	-10.8%
Product	-	-	88	-	-100.0%
Total cost of revenues	3,213	2,893	3,120	11.1%	-7.3%

Gross profit	$8,405	$7,624	$7,762	10.2%	-1.8%

Percentage of total revenues:
Revenues:
License	45%	47%	62%
Service	54%	51%	36%
Product	1%	2%	2%
Total revenues	100%	100%	100%

Cost of revenues:
License	8%	10%	8%
Service	20%	18%	20%
Product	0%	0%	1%
Total cost of revenues	28%	28%	29%

Gross profit	72%	72%	71%

   Total revenues

     Total revenues increased in 2007 nearly 11% compared to 2006 primarily due to an increase in new orders received during the year. New orders received in 2007 were $12.0 million, an increase of 21% from $9.9 million in 2006. The new orders in 2007 generated revenue of $3.1 million. In 2006, revenue recognized from new orders in 2006 was about $1.1 million.

     Total revenues decreased in 2006 compared to 2005 primarily due to fewer new orders received during the year. This decrease was primarily due to the receipt of large multi-year orders in 2005 from domestic customers. Service revenues were higher, and license revenues lower, because a higher percentage of certain large orders were allocated to service revenues based on the number of license seats assigned to those orders.

   Total cost of revenues

     Cost of license revenues consists of shipping, product packaging, software license and maintenance costs, materials and labor costs, amortization of developed technology and royalties paid to third party vendors. Cost of service revenues consists of compensation and related costs and third-party consultant costs associated with providing post contract customer support and consulting services.

     Total cost of revenues increased in 2007 compared to 2006 primarily due an increase in post-sales customer support. Cost of license revenues decreased in 2007 compared to 2006 primarily due to a decrease in third party software license fees.

     Total cost of revenues decreased in 2006 compared to 2005 primarily due to a decrease in cost of service that resulted from less time spent on post contract customer support and consulting services. Cost of product decreased because the inventory of $0.1 million was sold that was fully reserved in previous years.

Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the year ended December 31, 2007, 2006 and 2005 (in thousands, except percentage data):

	Year ended December 31,			% change
	2007	2006	2005	2007/2006	2006/2005
Revenue by product line:
ETCreate	$9,621	$7,774	$8,757	23.8%	-11.2%
Silicon Insight	1,313	1,759	1,776	-25.4%	-1.0%
Yield Learning	93	134	89	-30.6%	50.6%
Consulting & Training	591	850	260	-30.5%	226.9%
Total revenues	$11,618	$10,517	$10,882	10.5%	-3.4%

Revenue by geographic region:
United States	$8,766	$8,827	$8,877	-0.7%	-0.6%
Japan	1,901	1,176	1,348	61.6%	-12.8%
Other	951	514	657	85.0%	-21.8%
Total revenues	$11,618	$10,517	$10,882	10.5%	-3.4%

Percentage of total revenues:
Revenue by product line:
ETCreate	83%	74%	81%
Silicon Insight	11%	17%	16%
Yield Learning	1%	1%	1%
Consulting & Training	5%	8%	2%
Total revenues	100%	100%	100%

Revenue by geographic region:
United States	76%	84%	82%
Japan	16%	11%	12%
Other	8%	5%	6%
Total revenues	100%	100%	100%

Product line:

     ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design.

     ETCreate revenues increased in 2007 compared to 2006 due to an increase in new orders received in 2007. These new orders generated higher levels of recognizable revenue because of the license term and the timing of the receipt of the order. ETCreate revenue decreased in 2006 compared to 2005 due to lower license revenues from customers in Japan.

     Silicon Insight (formerly ETAccess) is the product sub-family which consists of hardware and software products for use with third party test platforms or for use on an engineer’s desktop using a Linux PC. Silicon Insight enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP.

     Silicon Insight revenue decreased in 2007 compared to 2006 due to lower sales of the Validator product. Silicon Insight revenue in 2006 compared to 2005 was relatively unchanged.

     The Yield Learning product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The Yield Learning product was acquired with the acquisition of SiVerion, Inc. in late 2004. The revenue data was too small to be meaningful in 2007, 2006 and 2005.

     Consulting and Training revenues fluctuated between 2007 and 2006, and 2006 and 2005 based upon customer requirements for special work or training needs.

Geographic region:

     Revenue in the United States remained essentially unchanged in 2007, 2006 and 2005. Revenue in Japan and other countries grew primarily due to the increase in business from a large multinational customer.

Operating Expenses:

     The table below sets forth operating expense data from 2007 to 2006 and 2006 to 2005 (in thousands, except percentage data):

	Year ended December 31,			% change
	2007	2006	2005	2007/2006	2006/2005
Operating expenses:
Research and development	$3,637	$4,133	5,848	-12.0%	-29.3%
Sales and marketing	5,090	7,032	7,517	-27.6%	-6.5%
General and administrative	3,787	3,718	4,725	1.9%	-21.3%

Total operating expenses	$12,514	$14,883	$18,090	-15.9%	-17.7%

Percentage of total revenues:
Operating expenses:
Research and development	31%	39%	54%
Sales and marketing	44%	67%	69%
General and administrative	33%	36%	43%

Total operating expenses	108%	142%	166%

   Research and development

     Research and development expenses consist primarily of compensation and related costs for personnel. All research and development costs are expensed as incurred.

     Research and development expenses decreased in 2007 compared with 2006 primarily due to decreases in compensation and facility related expense of $0.2 million and lower third-party software expense of $0.1 million. Research and development expenses decreased in 2006 compared with 2005 primarily due to decreases in compensation and facility related expenses of $1.2 million resulting from the November 2005 restructuring, $0.4 million of reduced business consulting expenses, and lower amortization of intangible assets of $0.1 million.

   Sales and marketing

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, amortization of non-competition agreement, travel and related trade show expenses.

     Sales and marketing expenses decreased in 2007 compared to 2006 primarily due to decreases in compensation and facility related expenses of $1.6 million and travel expenses of $0.3 million. Sales and marketing expenses decreased in 2006 compared to 2005 primarily due to a decrease in compensation related expenses of $0.2 million resulting from the November 2005 restructuring, lower business consulting expenses of $0.2 million, and lower trade show and other promotional expenses of $0.1 million.

   General and administrative

     General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, professional services and related fees and expenses.

     General and administrative expenses remained at the same level in 2007 compared to 2006. General and administrative expenses decreased in 2006 compared to 2005 primarily due to a $0.9 million decrease in compensation related expenses primarily due to the November 2005 restructuring.

Other Items:

     The table below sets forth other data from 2007 to 2006 and 2006 to 2005 (in thousands, except percentage data):

	Year ended December 31,			% change
	2007	2006	2005	2007/2006	2006/2005
Interest and other income, net	$349	$316	$286	10.4%	10.5%

(Benefit) provision for income taxes	$(37)	$144	$(69)	NM	NM

Percentage of total revenues:
Interest and other income, net	3%	3%	3%

(Benefit) provision for income taxes	0%	1%	-1%

   Interest income

     Interest income increased in 2007 compared with 2006 primarily due to higher interest yields on investments. Interest income increased in 2006 compared with 2005 primarily due to the elimination of interest expense on our line of credit.

   Income taxes

     Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. In 2007 and 2005, we recorded income tax benefits of $37,000 and $69,000, respectively, primarily related to foreign income taxes. In 2006, we recorded an income tax provision of $144,000 primarily related to foreign income taxes. No benefit for domestic income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2007, we incurred net losses for federal and state tax purposes. As of December 31, 2007, we had federal and California net operating loss carryforwards of approximately $87.8 million and $27.2 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards will begin to expire in 2008 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

      At December 31, 2007, we had cash and cash equivalents and investments of $8.3 million and working capital of $2.4 million.

     Net cash used in operating activities was $1.0 million in 2007, $4.3 million in 2006, and $11.9 million in 2005. Net cash used in operating activities for 2007 was primarily due to a net loss of $3.7 million, an increase in accounts receivable of $0.4 million, and an increase in prepaid expenses and other assets of $0.1 million. This was partly offset by increases in deferred revenue of $1.1 million and accounts payable of $0.1 million, a decrease in other long-term assets of $0.4 million, and non-cash charges relating to depreciation and amortization of property and equipment and stock-based compensation totaling $1.6 million. Net cash used in operating activities for 2006 was primarily due to a net loss of $7.1 million, a decrease in deferred revenue of $1.3 million and a decrease in accounts payable of $0.2 million. This was partly offset by a decrease in accounts receivable of $1.9 million, a decrease in prepaid expenses and other assets of $0.9 million, an increase in accrued liabilities of $0.3 million, and non-cash charges relating to depreciation and amortization of property and equipment and stock-based compensation totaling $1.2 million. Net cash used in operating activities for 2005 was primarily due to a net loss of $10.0 million, an increase in accounts receivable of $1.4 million resulting from the timing of customer billings, a decrease in accrued liabilities of $0.7 million, primarily from decreases of accrued employee compensation and deferred revenue of $1.3 million. This was partly offset by a decrease in other assets of $0.7 million resulting from amortization of a prepaid license we purchased in 2004, and non-cash charges relating to depreciation and amortization of property and equipment of $0.9 million.

     Net cash provided by investing activities was $0.6 million in 2007, $4.6 million in 2006 and $12.6 million in 2005. Net cash provided by investing activities for 2007 was primarily from proceeds from maturities of investments of $3.8 million, partly offset by purchases of investments of $3.2 million. Net cash provided by investing activities for 2006 was primarily from proceeds from maturities of investments of $9.8 million, partly offset by purchases of investments of $4.9 million and purchases of property and equipment of $0.2 million. Net cash provided by investing activities for 2005 was primarily from proceeds from maturities of investments of $18.5 million, partly offset by purchases of investments of $5.1 million and purchases of property and equipment of $0.8 million

     Net cash provided by financing activities was $69,000 in 2007 and $3.2 million in 2006. Net cash used in financing activities was $2.8 million in 2005. Net cash provided by financing activities for 2007 was due to the proceeds from issuance of common stock pursuant employee stock purchase plan purchases and exercise of employee stock options. Net cash provided by financing activities for 2006 was primarily from the sale in a private placement of 4.0 million shares of common stock in December 2006. Net cash used in financing activities for 2005 was primarily due to repayment of short-term debt of $4.5 million, partly offset by net proceeds of $0.7 million received from the employee stock purchase plan purchases and issuance of common stock pursuant to exercise of employee stock options, and proceeds of $1.0 million borrowed under our line of credit.

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.25% at December 31, 2007. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were no borrowings outstanding under this agreement at December 31, 2007. Although we were not in compliance with a covenant under the loan agreement at that date, we received a waiver from the bank. The agreement was amended subsequent to the end of the year and will expire on February 28, 2009.

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

Contractual Obligations and Other Commercial Commitments

     At December 31 2007, our contractual obligations and commercial commitments, primarily under operating lease arrangements for our facilities and for payments due under a capital lease, were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2008	$715	$41
2009	754	47
2010	313	65
2011	78	-
	$1,860	$153

     The above include amounts for rent and estimated operating expenses required under the property leases.

Indemnification Obligations

     We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon historical experience concerning our product and patent infringement claims. Accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2007.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at LogicVision’s request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of the insurance policy coverage, it is believed the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2007.

     We entered into a Registration Rights Agreement with the purchasers in the private placement of common stock. Pursuant to the Registration Rights Agreement, a registration statement was filed with the Securities and Exchange Commission and we agreed to keep it effective for up to two years. In the event the registration statement becomes unavailable for use for greater than 30 consecutive days or for a total of 60 days or more during any 12 month period in which we are required to keep the registration statement effective, then we must pay to each purchaser in cash 2.0% of the portion of the purchase price paid by such purchaser for common stock in the private placement, for each 30-day period or pro rata for any portion thereof, up to 10% of the purchase price paid by such purchaser.

Warranties

     We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2007. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for LogicVision on January 1, 2008 and are being applied prospectively. These provisions of SFAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for LogicVision on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Fluctuations

     In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues have been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, an increasing portion of our revenues may be denominated in the Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results has not been material. Financial instruments are not currently used to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

Interest Rate Risk

     Exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Excess cash is invested in high-quality corporate issuers and in debt instruments of the U.S. Government and, by policy, limits the amount of credit exposure to any one issuer. As stated in our policy, we are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. Default risk is mitigated by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only investments with active secondary or resale markets to ensure portfolio liquidity.

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of available-for-sale securities at December 31, 2007.

     Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At December 31, 2007, there were short-term U.S. government securities and commercial paper of $1.5 million.

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements of LogicVision, Inc.

Report of Independent Registered Public Accounting Firm	36
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of December 31, 2007 and 2006	38
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	39
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005	40
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	41
Notes to Consolidated Financial Statements	42
Selected Quarterly Consolidated Financial Data (Unaudited)	59

Financial Statement Schedule

Schedule for the years ended December 31, 2007, 2006 and 2005

Schedule

II—Valuation and Qualifying Accounts	60

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

We have audited the accompanying consolidated balance sheets of LogicVision, Inc. and its subsidiaries (“the Company”) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in Item 15(a) (2) as of and for the years ended December 31, 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing as opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended December 31, 2007 and 2006, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 and Note 9 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method. As discussed in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

In our opinion, the Consolidated Statement of Operations, Stockholders’ Equity and Comprehensive Loss and Cash Flows of LogicVision, Inc. and its subsidiaries, for the year ended December 31, 2005 present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 31, 2006, except for the effects of the 1-for-2.5 reverse stock split discussed in Note 1 as to which the date is March 21, 2008.

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,783	$7,087
Short-term investments	1,544	2,155
Accounts receivable, net of allowance for doubtful accounts of $20 and $6, respectively	996	615
Prepaid expenses and other current assets	1,345	1,226
Total current assets	10,668	11,083
Property and equipment, net	510	743
Intangible assets, net	-	178
Goodwill	6,846	6,846
Other long-term assets, net	239	641
Total assets	$18,263	$19,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$413	$308
Accrued liabilities	2,015	2,008
Deferred revenue, current portion	5,859	5,089
Total current liabilities	8,287	7,405
Deferred revenue	605	285
Other long-term liabilities	165	-
Total liabilities	9,057	7,690

Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 50,000,000 shares;
Issued and outstanding: 9,666,000 shares at December 31, 2007
and 9,633,000 shares at December 31, 2006	1	1
Additional paid-in capital	108,921	107,861
Accumulated other comprehensive income	68	-
Accumulated deficit	(99,784)	(96,061)
Total stockholders' equity	9,206	11,801
Total liabilities and stockholders' equity	$18,263	$19,491

Note: All share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
License	$5,279	$4,984	$6,735
Service	6,270	5,350	3,951
Product	69	183	196
Total revenues	11,618	10,517	10,882

Cost of revenues:
License	887	1,006	916
Service	2,326	1,887	2,116
Product	-	-	88
Total cost of revenues	3,213	2,893	3,120
Gross profit	8,405	7,624	7,762

Operating expenses:
Research and development	3,637	4,133	5,848
Sales and marketing	5,090	7,032	7,517
General and administrative	3,787	3,718	4,725
Total operating expenses	12,514	14,883	18,090

Loss from operations	(4,109)	(7,259)	(10,328)
Interest income	349	316	286

Loss before (benefit) provision for income taxes	(3,760)	(6,943)	(10,042)
(Benefit) provision for income taxes	(37)	144	(69)

Net loss	$(3,723)	$(7,087)	$(9,973)

Net loss per common share, basic and diluted	$(0.39)	$(0.90)	$(1.33)
Weighted average number of shares outstanding, basic and diluted	9,654	7,860	7,471

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

					Accumulated
			Additional	Deferred	other		Total
	Common stock		paid-in	stock-based	comprehensive	Accumulated	Stockholders'
	Shares	Amount	capital	compensation	income (loss)	deficit	Equity
Balances, December 31, 2004	7,268	$2	$103,734	$(1)	$74	$(79,001)	$24,808
Stock options exercised	200		311				311
Stock awards granted	10		54				54
Common stock issued under employee
stock purchase plan	79		318				318
Stock-based compensation				1			1
Reverse stock split reclassification		(1)	1				-
Net loss						(9,973)	(9,973)
Change in unrealized loss on investments					(21)		(21)
Foreign currency translation adjustment					(60)		(60)
Comprehensive loss							(10,054)
Balances, December 31, 2005	7,557	$1	$104,418	$-	$(7)	$(88,974)	$15,438
Stock options exercised	20		39				39
Common stock issued under employee
stock purchase plan	28		73				73
Additional common stock and contingent
consideration issued in SiVerion acquisition	428		(148)				(148)
Common stock issued in private placement, net	1,600		3,103				3,103
Stock-based compensation			376				376
Net loss						(7,087)	(7,087)
Change in unrealized gain on investments					20		20
Foreign currency translation adjustment					(13)		(13)
Comprehensive loss							(7,080)
Balances, December 31, 2006	9,633	$1	$107,861	$-	$-	$(96,061)	$11,801
Stock options exercised	2		3				3
Common stock issued under employee
stock purchase plan	31		67				67
Stock-based compensation			990				990
Net loss						(3,723)	(3,723)
Change in unrealized gain on investments					1		1
Foreign currency translation adjustment					67		67
Comprehensive loss							(3,655)
Balances, December 31, 2007	9,666	$1	$108,921	$-	$68	$(99,784)	$9,206

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(3,723)	$(7,087)	$(9,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	848	947
Stock-based compensation	990	376	1
Provision for (recovery of) allowance for doubtful accounts	14	(19)	13
Gain on sale of fixed assets	(45)	-	-
Changes in operating assets and liabilities
Accounts receivable	(395)	1,916	(1,400)
Prepaid expenses and other current assets	(119)	318	(85)
Other long-term assets	402	541	655
Accounts payable	105	(176)	3
Accrued liabilities and restructuring charges	9	306	(683)
Deferred revenue	1,090	(1,343)	(1,352)
Net cash used in operating activities	(1,048)	(4,320)	(11,874)

Cash flows from investing activities:
Purchase of investments	(3,214)	(4,872)	(5,037)
Purchase of property and equipment	(24)	(209)	(821)
Proceeds from sale of property and equipment	50	-	-
Cash paid for business acquisition	-	(148)	-
Proceeds from maturities of investments	3,825	9,825	18,473
Net cash provided by investing activities	637	4,596	12,615

Cash flows from financing activities:
Proceeds from issuance of common stock, net	69	3,215	683
Proceeds from short-term debt	-	-	1,000
Repayment of short-term debt	-	-	(4,500)
Net cash provided by (used in) financing activities	69	3,215	(2,817)

Effect of foreign currency exchange rates on cash	38	(24)	(94)

Net (decrease) increase in cash and cash equivalents	(304)	3,467	(2,170)
Cash and cash equivalents, beginning of year	7,087	3,620	5,790
Cash and cash equivalents, end of year	$6,783	$7,087	$3,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$-	$164
Cash (received) paid for income taxes	$(19)	$88	$(74)

Supplemental disclosure of noncash activities:
Assets acquired under capital lease	$163	$-	$-
Issuance of common stock for business acquisition	$-	$1,852	$-
Contingent consideration issued for business acquisition	$-	$(2,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Nature of Business

     LogicVision, Inc. (“LogicVision,” “we,” “us,” “our,” or the “Company”) was incorporated on July 23, 1992 and was reincorporated in the State of Delaware on September 15, 2000. LogicVision is a test and yield learning company in the semiconductor design-for-test sector. We provide proprietary technologies for embedded test that enable the more efficient test of complex semiconductors. The embedded test solution allows integrated circuit designers to embed, into a semiconductor design, test functionality that can be used during semiconductor production and throughout the useful life of the chip. The technology also allows integrated circuits to be tested and characterized after they have been assembled onto boards and systems.

     We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2007, we incurred a net loss of approximately $3.7 million and negative cash flows from operations of approximately $1.0 million. As of December 31, 2007, we had an accumulated deficit of approximately $99.8 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2008, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of our products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

Reverse Stock Split

     The Company implemented a 1-for-2.5 reverse stock split of its Common Stock on March 12, 2008, which had been approved by the Company’s stockholders at the Special Meeting of Stockholders on February 28, 2008. As the reverse stock split proportionally reduced the authorized and outstanding shares of Common Stock of the Company, without any change to the par value, the “Common Stock” balance on the consolidated balance sheet, and all share and per share data contained in these consolidated financial statements has been adjusted to reflect the 1-for-2.5 reverse stock split assuming the reverse stock split had occurred on January 1, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of LogicVision, Inc. and its wholly-owned subsidiaries conducting business in Japan, Canada, and the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year end is December 31.

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

Cash and Cash Equivalents and Investments

     We consider all highly liquid investment instruments purchased with original maturities of three months or less at the acquisition date to be cash equivalents. Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months, are considered to be short-term investments. All investments are classified as available-for-sale and are reported at fair value. At December 31, 2007 and 2006, the carrying value of our available-for-sale investments approximates their fair value. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

     Cash and cash equivalents and investments consist of the following (in thousands):

	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$1,848	$1,241
Money market funds	1,596	3,234
Commerical paper	524	1,119
U.S. government agency notes	2,815	1,493
Total cash and cash equivalents	$6,783	$7,087

Short-term investments:
Commerical paper	199	149
U.S. government agency notes	$1,345	$2,006
Total short-term investments	$1,544	$2,155

     The contractual maturities of debt securities classified as cash equivalents and available-for-sale investments at December 31, 2007 and 2006 are as follows (in thousands):

	Estimated Fair Value
	2007	2006
Maturing 90 days or less from purchase	$3,339	$2,612
Maturing between 90 days and one year from purchase	1,544	2,155
Total available-for-sale debt securities	$4,883	$4,767

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investments to meet its cash needs. We had no realized gains and losses for the years ended December 31, 2007, 2006 or 2005.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We use an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable. During the three years ended December 31, 2007, we did not record any impairment of our long-lived assets, other than amounts related to our November 2005 restructuring.

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

     We adopted SFAS 123(R) using the modified prospective transition method. Our Consolidated Financial Statements as of December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 were $990,000 and $376,000, respectively which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan. No stock-based compensation expense related to employee stock options and the employee stock purchase plan was recognized for the year ended December 31, 2005.

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

     Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods ending prior to January 1, 2006, we accounted for forfeitures as they occurred.

     Upon adoption of SFAS 123(R), we selected the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted beginning in fiscal 2006, the same model which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

          For further information on stock-based compensation, see Note 9.

     In 2005, we accounted for stock-based employee compensation arrangements in accordance with provisions of APB 25, as interpreted by FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25” and Emerging Issues Task Force No. 00-23 (“EITF 00-23”), “Issues related to the Accounting for Stock Compensation under APB 25 and FIN 44,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” and complies with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price. SFAS No. 123 as amended by SFAS No. 148 requires a “fair value” based method of accounting for an employee stock option or similar equity instrument. Had compensation cost for our stock-based compensation plan been determined based on the fair value at the grant date for awards for 2005 consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

Year Ended
December 31,
2005
Net loss, as reported	$(9,973)

Add: Stock-based compensation expense included in reported net income	1

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards granted	(3,252)

Pro forma net loss	$(13,224)

Loss per share:
Basic and diluted - as reported	$(1.33)
Basic and diluted - pro forma	$(1.77)

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award (except stock awards to non-employee directors) is remeasured at each period end until a commitment date is reached, which is generally the vesting date. All of our non-employee stock awards were fully vested as of December 31, 2007.

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

     Term licenses – term licenses include software licenses for a specific time period, generally one to three years. Revenues associated with term licenses are recognized on the effective date of the license, if delivery and other revenue recognition criteria are met. Maintenance agreements for term licenses are sold separately for a specified period and may continue to be renewed for the balance of the license term.

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

Software Development Costs and Capitalized Technology License

     Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product's technological feasibility has been established in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Restructuring Charges

     Restructuring charges are comprised primarily of severance and associated employee termination costs related to workforce reductions, costs related to facilities abandoned and related write-down of leasehold improvements. We account for restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Certain Risks and Concentrations

     Our cash and cash equivalents and investments are maintained at five financial institutions, two in the United States, one in Canada, one in Japan, and one in the United Kingdom. Deposits in these institutions may exceed the amount of insurance provided on such deposits.

     For accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Based on the expected collectibility of the accounts receivable balance, we maintain an allowance for doubtful accounts. We review our allowance for doubtful accounts monthly by assessing individual accounts receivable over a specified aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. At December 31, 2007, four customers accounted for approximately 26%, 17%, 17% and 10% of net accounts receivable, respectively. At December 31, 2006, four customers accounted for approximately 28%, 27%, 12% and 11% of net accounts receivable, respectively.

     Customers accounting for more than 10 percent of revenues are as follows:

	Year Ended December 31,
	2007	2006	2005
LSI Corporation/Agere Systems Inc.	21%	26%	31%
Broadcom Corporation	19%	18%	10%

     There can be no assurance that the market will accept our technology as an alternative to current design test development methods. If the market does not accept our technology at all or in the time frame anticipated in our projections, our revenues, results of operations, financial condition or cash flows would be materially affected.

Income Taxes

     Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recognized an increase of approximately $3.2 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of accumulated deficit. As of December 31, 2007, unrecognized tax benefits approximated $0.6 million, all of which would affect the effective tax rate if recognized.

Unrecognized Tax Benefits
Balance at January 1, 2007	$600
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases – Settlements	-
Reductions – Settlements	-
Balance at December 31, 2007	$600

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007, we had no accrued interest and penalties related to uncertain tax matters.

     By the end of 2008, we have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate that adjustments would result in a material change to our financial position.

     We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 1992 through 2007 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state or foreign income tax examination.

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

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options and warrants to purchase approximately 1.8 million, 1.5 million and 1.8 million shares of common stock have been excluded for the years ended December 31, 2007, 2006 and 2005, respectively, as they are anti-dilutive. There were no shares subject to repurchase as of December 31, 2007, 2006 and 2005.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for LogicVision on January 1, 2008 and are being applied prospectively. These provisions of SFAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for LogicVision on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 will have on the Company’s consolidated financial statements as it relates to other nonfinancial assets and liabilities.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

3. BALANCE SHEET COMPONENTS

     Property and equipment were comprised of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$2,987	$3,320
Office equipment and leasehold improvements	506	564
	3,493	3,884
Less: accumulated depreciation	(2,983)	(3,141)
	$510	$743

     Depreciation and amortization expense related to property and equipment totaled $447,000, $562,000 and $642,000 for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, the Company entered into a capital lease for computer equipment valued at $163,000. As of December 31, 2007, the carrying value of this equipment was $153,000.

     Accrued liabilities were comprised of the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and benefits	$1,415	$1,371
Accrued professional fees	318	300
Other accrued liabilities	282	337
	$2,015	$2,008

4. LOAN AGREEMENT

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 7.25% at December 31, 2007. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. Although we were not in compliance with a covenant under the loan agreement at that date, we received a waiver from the bank. The agreement was amended subsequent to the end of the year and will expire on February 28, 2009. At December 31, 2007 there were no outstanding borrowings under the agreement and $1.0 million was available.

5. COMMITMENTS AND CONTINGENCIES

Lease Obligations

     The Company and its subsidiaries in Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, and payments due under a capital lease, at December 31, 2007 were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2008	$715	$41
2009	754	47
2010	313	65
2011	78	-
	$1,860	$153

     Rent expense for the years ended December 31, 2007, 2006 and 2005 was $474,000, $586,000 and $677,000, respectively.

Indemnification Obligations

     We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we had no liabilities recorded for indemnification under these agreements as of December 31, 2007.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2007.

     See also Note 11.

Warranties

     We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we had no liabilities recorded for these warranties as of December 31, 2007 or 2006. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

6. BUSINESS COMBINATIONS

SiVerion

     In November 2004, we completed the acquisition of SiVerion, Inc. (“SiVerion”) for a total purchase price of $7.4 million. At the closing we paid $1.4 million in cash and issued 0.8 million shares of our common stock valued at $3.4 million to SiVerion’s stockholders and paid $0.6 million to certain debt holders. The purchase price also included a contingent payment of up to $2 million in cash payable on November 5, 2006 (the “Additional Cash Exchange Rights”) if the average closing price of our common stock for the 10 trading days immediately prior thereto is less than $7.50. SiVerion's software products aggregate and analyze data from various semiconductor fabrication and test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions. The SiVerion acquisition broadened our yield enhancement solutions and, when combined with our products will provide an infrastructure for automated yield learning. We expect this combined product line will provide a more complete time-to-yield solution for advanced designs and processes to its target markets. These opportunities, along with the SiVerion workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

     On June 27, 2006, we issued 428,200 shares of common stock to certain former stockholders of SiVerion, Inc. in exchange for the Additional Cash Exchange Rights held by those former stockholders. In November 2006, we paid an aggregate amount of $148,000 to those remaining former SiVerion, Inc. stockholders who held Additional Cash Exchange Rights in satisfaction of our contingent obligation.

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

     Developed technology and non-compete intangible assets totaling $817,000 were amortized over their estimated economic lives of three and two years, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

     The following table summarizes the components of goodwill, other intangible assets and related accumulated amortization balances, which were recorded as a result of the SiVerion business combination described in Note 6 (in thousands):

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Goodwill	$6,846	$-	$6,846	$6,846	$-	$6,846

Other intangible assets:
Developed technology	$640	$(640)	$-	$640	$(462)	$178
Non-compete agreements	177	(177)	-	177	(177)	-

Total	$817	$(817)	$-	$817	$(639)	$178

     Amortization of intangible assets was $178,000 in fiscal 2007; $287,000 in 2006; and $302,000 in 2005. In fiscal 2007 and 2006, amortization of developed technology was charged to cost of sales. In fiscal 2006, amortization of the non-compete agreements was charged to sales and marketing and general and administrative expenses. In fiscal 2005, amortization of developed technology was charged to cost of sales and research and development expenses; amortization of the non-compete agreements was charged to sales and marketing and general and administrative expenses.

     We evaluate goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

8. PREFERRED STOCK

     At December 31, 2007 and 2006, we had 5,000,000 shares of undesignated preferred stock, $0.0001 par value, authorized, none of which were issued or outstanding. The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters.

9. STOCK OPTION PLANS AND WARRANTS

Stock Option Plan

     Our 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of our fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of our common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 25, 2007, the Board of Directors approved an increase of 260,000 shares for issuance under the 2000 Plan. As of December 31, 2007, options to purchase a total of 1,699,833 and 38,225 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 280,200 non-qualified options, none of which options remained outstanding at December 31, 2007. A total of 2,547,002 shares are reserved for future issuance at December 31, 2007.

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

     Under the 2000 Plan, the Board of Directors has the discretion to grant options to nonemployee directors. Each nonemployee director will be granted an option to purchase 8,000 shares when they first join the Board. In addition, each nonemployee director will be granted an option to purchase 4,000 shares on the day following the Company’s annual meeting of stockholders.

     In October 2005, we announced acceleration of stock option vesting under our stock option plans. All unvested stock options previously awarded with exercise prices greater than $5.50 per share (a price which was 114% of the previous day’s closing price) became immediately exercisable as a result of the vesting acceleration. The purpose of the accelerated vesting was to enable us to avoid recognizing in our statement of operations non-cash compensation expense associated with these options in future periods, upon the implementation of SFAS 123(R).

     On February 7, 2007, we commenced an offer (the “Exchange Offer”) to our eligible employees to exchange some or all of their outstanding stock options to purchase shares of common stock for new options to be granted under the 2000 Plan. The Exchange Offer covered all employee options with an exercise price greater than $3.70 per share. Other than eligible options tendered by our five executive officers, the exchange rate was one-for-one. The exchange ratio applicable to our executive officers was one-for-1.25.

     The Exchange Offer expired on March 8, 2007, at which time properly tendered options for 972,964 shares were cancelled and new options for 879,684 shares were granted at the closing price of our common stock on the grant date. All new options have an option expiration term of ten years. Each new option has a one year vesting period, one-half of which vested on the date that is six months after the new option’s issuance date and the remainder vesting in equal monthly installments over the next six months.

     The following table summarizes all option activities from January 1, 2005 through December 31, 2007 (shares in thousands, except per share data):

	Year Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Price Per	Number of	Price Per	Number of	Price Per
	Shares	Share	Shares	Share	Shares	Share
Options outstanding:
Beginning balance	1,479	$7.84	1,743	$8.90	1,710	$8.45

Granted	1,419	$2.55	272	$3.28	379	$6.58
Stock Awards	-				10
Exercised	(2)	$1.50	(20)	$1.93	(210)	$1.75
Forefeited	(1,158)	$8.88	(516)	$9.23	(146)	$7.63

Ending Balance	1,738	$2.84	1,479	$7.84	1,743	$8.90

Options exercisable at end of year	932	$3.00	1,230	$8.73	1,546	$9.45

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $1.03, $2.08 and $4.50, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $1,000, $28,000 and $855,000, respectively. We issue new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the three years ended December 31, 2007, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected average life of option	4.8 years	4.2 years	4.9 years
Risk-free interest rate	4.82%	4.37%	3.89%
Expected dividends	-	-	-
Expected volatility	73%	83%	83%

     The options outstanding and currently exercisable by exercise price at December 31, 2007 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life(years)	price	Options	life(years)	price
$2.00-$2.18	35	9.5	$2.02	-	-	$-
$2.50-$2.50	898	8.8	$2.50	684	8.7	$2.50
$2.68-$2.68	494	9.1	$2.68	62	9.1	$2.68
$2.90-16.88	311	7.6	$4.21	186	7.2	$4.89
	1,738	8.7	$2.85	932	8.4	$2.99
Vested and expected to vest	1,454	8.6	$2.87

     The aggregate intrinsic value of options outstanding in the preceding table, based on our closing stock price of $2.50 as of December 31, 2007 was $17,000. There was no aggregate intrinsic value of vested options as of December 31, 2007. The aggregate intrinsic value of vested options and those expected to vest was $13,000 as of December 31, 2007. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 were $829,000, $293,000 and $3,652,000, respectively. As of December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $328,000 which is expected to be recognized over the next 1.1 years.

Valuation and Expense Information under SFAS 123(R)

     On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2007 and 2006 which was allocated as follows (in thousands):

	Year Ended December 31,
	2007	2006
Cost of revenues:
Service	$50	$27
Stock-based compensation expense included in cost of sales	50	27
Operating expenses:
Research and development	321	70
Sales and marketing	320	146
General and administrative	299	133
Stock-based compensation expense included in operating expenses	940	349

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$990	$376

Effect on net loss per share, basic and diluted	(0.10)	(0.05)

     Upon adoption of SFAS 123(R), we began estimating the value of employee stock options on the date of grant using the Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.

     As stock-based compensation expense recognized in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

Warrants

     At December 31, 2007, we had warrants outstanding to purchase common stock as follows:

	Number		Exercise
Warrants type	outstanding	Expiration date	price
Warrants issued for Series G financing	31,293	December 2009	$2.50

     The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

10. STOCK PURCHASE PLAN

     Under our Employee Stock Purchase Plan (“Purchase Plan”) a total of 350,000 shares of common stock were reserved for issuance at December 31, 2007. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year by the lesser of 50,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors. On January 25, 2007, the Board of Directors voted to increase the shares reserved for issuance by 50,000. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of our Board of Directors. During the years ended December 31, 2007, 2006, and 2005, we issued 31,240, 27,636 and 79,144 shares under the Purchase Plan at average prices of $2.15, $2.65 and $4.00 per share, respectively. At December 31, 2007, there were 84,099 shares available for future issuance under the Purchase Plan.

     The estimated fair value of purchase rights under our Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected average life of option	6 months	6 months	6 months
Risk-free interest rate	5.09%	5.15%	3.29%
Expected dividends	-	-	-
Expected volatility	62%	70%	87%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.85, $1.20 and $2.20 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. PRIVATE PLACEMENT

     On December 19, 2006, we completed a private placement of 1,562,000 shares of our common stock to certain accredited investors at a price per share equal to $2.03, as well as the sale of 38,000 shares of common stock to certain members of our management at a price per share equal to $2.30 (the closing bid price of the Common Stock on The Nasdaq Global Market on December 18, 2006), each pursuant to the terms of a Common Stock Purchase Agreement, dated December 19, 2006. The net proceeds of this private placement were approximately $3.1 million.

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

12. INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows (in thousands):

	December 31,
	2007	2006	2005
Current
Federal	$-	$-	$-
State and foreign	(37)	144	(69)
	(37)	144	(69)
Deferred
Federal	-	-	-
State and foreign	-	-	-
Total provision (benefit) for income taxes	$(37)	$144	$(69)

     In 2007, we recorded an income tax benefit of $37,000, primarily related to foreign taxes.

     Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006	2005
Deferred tax assets:
Net operating losses	$31,528	$30,530	$27,862
Reserves and accruals	243	241	239
Credits	1,720	1,852	1,720
Deferred revenue	1,288	1,215	1,075
Depreciation and amortization	709	690	699
	35,488	34,528	31,595
Valuation allowance	(35,488)	(34,528)	(31,595)
Net deferred tax assets	$-	$-	$-

     We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

     As of December 31, 2007, we had federal and California net operating loss carryforwards of approximately $87.8 million and $27.2 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2008 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

     As of December 31, 2007, we had federal and California research and experimentation tax credit carryforwards of approximately $1.1 million and $0.9 million, respectively. These federal tax credit carryforwards begin to expire in 2008, if not utilized. Unused California tax credit carryforwards may be carried forward indefinitely. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

     For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

     The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2007	2006	2005
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)	(5.8)	(0.4)
Stock-based compensation	10.4	2.1	0
Credits	-	(0.2)	0
Change in valuation allowance	25.5	40.5	34.0
Foreign taxes	(1.9)	2.3	(1.3)
Expiration of State NOLs	3.9	-	-
Other	0.9	(3.0)	1.1
Effective tax rate	(1.0)%	2.0%	(0.6)%

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

     The table below sets forth revenues by product line (in thousands):

	2007	2006	2005
Revenue by product line:
ETCreate	$9,621	$7,774	$8,757
Silicon Insight	1,313	1,759	1,776
Yield Learning	93	134	89
Consulting & Training	591	850	260
Total revenues	$11,618	$10,517	$10,882

     The following is a summary of our revenues by geographic operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$8,766	$8,827	$8,877
Japan	1,901	1,176	1,348
Others	951	514	657
	$11,618	$10,517	$10,882

     The following is a summary of our long-lived assets (in thousands):

	December 31,
	2007	2006
United States	$357	$487
Canada	153	246
Japan	-	10
	$510	$743

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

     The following is a summary of activities in accrued restructuring and excess facilities costs for the years ended December 31, 2006 and 2005 (in thousands):

	Severance
	and	Excess	Asset
	Benefits	Facilities	Related	Total
Balance as of January 1, 2005	$-	$-	$-	$-
Restructuring charge	582	61	74	717
Cash paid	(384)	(43)		(427)
Non-cash settlements	-	-	-	-

Balance as of December 31, 2005	$198	$18	$74	$290

Cash paid	(198)	(18)		(216)
Non-cash settlements	-	-	(74)	(74)

Balance as of December 31, 2006	$-	$-	$-	$-

     The restructuring charges are included in the Consolidated Statement of Operations for the year ended December 31, 2005 as follows (in thousands):

	Severance
	and	Excess	Asset
	Benefits	Facilities	Related	Total
Research and development	$215	$61	$61	$337
Sales and marketing	59		10	69
General and administrative	308	-	3	311

Total operating expenses	$582	$61	$74	$717

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2007. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except per share data)
Revenues:
License	$1,321	$1,396	$1,457	$1,105	$1,128	$1,332	$1,305	$1,219
Service	1,553	1,566	1,626	1,525	1,541	1,312	1,367	1,130
Product	-	69	-	-	73	10	100	-
Total revenues	2,874	3,031	3,083	2,630	2,742	2,654	2,772	2,349

Cost of Revenues:
License	202	229	225	231	260	259	230	257
Service	640	611	552	523	548	486	429	424
Product	-	-	-	-	-	-	-	-
Total cost of revenues	842	840	777	754	808	745	659	681
Gross profit	2,032	2,191	2,306	1,876	1,934	1,909	2,113	1,668

Operating expenses:
Research and development	835	920	927	955	996	1,014	1,036	1,087
Sales and marketing	1,067	1,175	1,547	1,301	1,628	1,745	1,779	1,880
General and administrative	902	896	1,077	912	761	956	1,037	964
Total operating expenses	2,804	2,991	3,551	3,168	3,385	3,715	3,852	3,931

Loss from operations	(772)	(800)	(1,245)	(1,292)	(1,451)	(1,806)	(1,739)	(2,263)
Interest and other income	65	112	67	105	73	81	90	72

Loss before provision (benefit) for income taxes	(707)	(688)	(1,178)	(1,187)	(1,378)	(1,725)	(1,649)	(2,191)
Provision (benefit) for income taxes	5	-	(58)	16	53	15	19	57

Net loss	$(712)	$(688)	$(1,120)	$(1,203)	$(1,431)	$(1,740)	$(1,668)	$(2,248)

Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.12)	$(0.17)	$(0.22)	$(0.22)	$(0.30)

Market stock price range:
High	$2.63	$2.33	$2.35	$3.20	$3.48	$4.38	$4.88	$3.80
Low	$1.95	$1.80	$1.75	$2.03	$2.08	$2.93	$3.45	$2.75

Note: All per share data has been adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Allowance for
	Doubtful	Inventory
Description	Accounts	Reserve
Year ended December 31, 2005:
Balance at beginning of fiscal year	$12	$120
Addition/charged to expenses	25	-
Recoveries	(12)	(60)

Balance at end of fiscal year	$25	$60

Year ended December 31, 2006:
Balance at beginning of fiscal year	$25	$60
Addition/charged to expenses	-	-
Recoveries	(19)	(60)

Balance at end of fiscal year	$6	$-

Year ended December 31, 2007:
Balance at beginning of fiscal year	$6	$-
Addition/charged to expenses	20	-
Recoveries	(6)

Balance at end of fiscal year	$20	$-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A(T). Controls and Procedures

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

     Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Director, Executive Officers and Corporate Governance

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders to be held on May 15, 2008 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This information is contained in the section called “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Richard Okumoto (Chairperson), Randall A. Hughes and Richard C. Yonker. All of such members qualify as an “independent director” under applicable Nasdaq Stock Market standards and meet the standards established by The Nasdaq Stock Market for serving on an audit committee. The Company’s Board of Directors has determined that Mr. Okumoto qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

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

Equity Compensation Plan Information

     The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2007 (as adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008):

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in
	and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 and 2000 Stock Option Plan	1,738,058	$2.83	805,943	(1)
2000 Employee Stock Purchase Plan	—	—	84,099	(2)

Total	1,738,058	2.83	890,042
____________________

(1)

Consists of the number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Plan.

(2)

Consists of the number of shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2002, by the lesser of 50,000 shares, 1% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

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

10.11	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.12	Registration Rights Agreement, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.13	Common Stock Purchase Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2006)

10.14	Registration Rights Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2006)

Exhibit
Number		Description of Document
21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (see page 67 of this Form 10-K)

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

#		Indicates management contract or compensatory plan or arrangement.

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

Date: March 21, 2008

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

Name	Title	Date

/s/ JAMES T. HEALY	President and Chief Executive Officer	March 21, 2008
James T. Healy	(Principal Executive Officer) and Director

/s/ BRUCE M. JAFFE	Vice President of Finance and Chief Financial Officer	March 21, 2008
Bruce M. Jaffe	(Principal Financial and Accounting Officer)

/s/ GREGG ADKIN	Director	March 21, 2008
Gregg Adkin

/s/ RANDALL A. HUGHES	Director	March 21, 2008
Randall A. Hughes

/s/ RICHARD OKUMOTO	Director	March 21, 2008
Richard Okumoto

/s/ MATTHEW RAGGETT	Director	March 21, 2008
Matthew Raggett

/s/ RICHARD C. YONKER	Director	March 21, 2008
Richard C. Yonker

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i)	Restated Certificate of Incorporation (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.6#	Form of Stock Option Agreement (incorporated by reference to Exhibit 4.8.2 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.1#	Form of agreements under the 1994 Flexible Stock Incentive Plan (incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

10.1.2#	1994 Flexible Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-74336)).

10.2.1#	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

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

Exhibit
Number	Description of Document
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

10.11	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.12	Registration Rights Agreement, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 28, 2006)

10.13	Common Stock Purchase Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2006)

10.14	Registration Rights Agreement, dated as of December 19, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 20, 2006)

21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 67 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

#		Indicates management contract or compensatory plan or arrangement.

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