Form 10-Q
period 2008-06-30
LOGICVISION INC
filed 2008-07-31
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

     At July 28, 2008, 9,533,551 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

     ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,744	$6,783
Short-term investments	1,421	1,544
Accounts receivable, net of allowance for doubtful
accounts of $12 and $20, respectively	1,182	996
Prepaid expenses and other current assets	1,007	1,345
Total current assets	8,354	10,668
Property and equipment, net	459	510
Goodwill	6,846	6,846
Other long-term assets, net	234	239
Total assets	$15,893	$18,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$491	$413
Accrued liabilities	1,636	2,015
Deferred revenue, current portion	6,540	5,859
Total current liabilities	8,667	8,287
Deferred revenue	43	605
Other long-term liabilities	133	165
Total liabilities	8,843	9,057

Commitments and contingencies (See Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 50,000,000 shares;
Issued and outstanding: 9,534,000 shares at June 30, 2008
and 9,666,000 shares at December 31, 2007	1	1
Additional paid-in capital	109,059	108,921
Accumulated other comprehensive income	37	68
Accumulated deficit	(102,047)	(99,784)
Total stockholders' equity	7,050	9,206
Total liabilities and stockholders' equity	$15,893	$18,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. All share and per share data have been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
License	$1,408	$1,457	$2,792	$2,562
Service	1,619	1,626	3,205	3,151
Total revenues	3,027	3,083	5,997	5,713

Cost of revenues:
License	170	225	346	456
Service	658	552	1,313	1,075
Total cost of revenues	828	777	1,659	1,531
Gross profit	2,199	2,306	4,338	4,182

Operating expenses:
Research and development	801	927	1,809	1,882
Sales and marketing	1,540	1,547	3,046	2,848
General and administrative	915	1,077	1,809	1,989
Total operating expenses	3,256	3,551	6,664	6,719

Loss from operations	(1,057)	(1,245)	(2,326)	(2,537)
Interest and other income, net	58	67	76	172

Loss before provision (benefit) for income taxes	(999)	(1,178)	(2,250)	(2,365)
Income tax provision (benefit)	(2)	(58)	13	(42)

Net loss	$(997)	$(1,120)	$(2,263)	$(2,323)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)	$(0.23)	$(0.24)
Weighted average number of shares outstanding, basic and diluted	9,600	9,650	9,637	9,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. All share and per share data have been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,263)	$(2,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	336
Stock-based compensation	293	528
Changes in operating assets and liabilities:
Accounts receivable	(186)	(907)
Prepaid expenses and other current assets	338	145
Other long-term assets	5	192
Accounts payable	78	27
Accrued and other liabilities	(411)	31
Deferred revenue	119	(331)
Net cash used in operating activities	(1,830)	(2,302)

Cash flows from investing activities:
Purchase of investments	(1,407)	(1,561)
Purchase of property and equipment	(150)	(12)
Proceeds from sales and maturities of investments	1,525	2,175
Net cash (used in) provided by investing activities	(32)	602

Cash flows from financing activities:
Proceeds from issuance of common stock	19	41
Repurchase of common stock	(175)	-
Net cash (used in) provided by financing activities	(156)	41

Effect of exchange rate on cash and cash equivalents	(21)	11

Net decrease in cash and cash equivalents	(2,039)	(1,648)
Cash and cash equivalents, beginning of period	6,783	7,087
Cash and cash equivalents, end of period	$4,744	$5,439

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

     We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2007, we incurred a net loss of approximately $3.7 million and negative cash flows from operations of approximately $1.0 million. As of June 30, 2008, we had an accumulated deficit of approximately $102.0 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2008, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of our products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2008 and 2007 was $293,000 and $528,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

     Stock-based compensation expense for the six months ended June 30, 2008 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $548,000 was recognized as compensation expense for the year ended December 31, 2007. The remaining amount was fully recognized as compensation expense for the quarter ended March 31, 2008.

     Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

     Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2008 and 2007 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator - Basic and Diluted
Net loss	$(997)	$(1,120)	$(2,263)	$(2,323)

Denominator - Basic and Diluted
Weighted average common stock outstanding	9,600	9,650	9,637	9,646

Basic and Diluted net loss per share	$(0.10)	$(0.12)	$(0.23)	$(0.24)

      Options and warrants to purchase an aggregate of 2.3 million shares of common stock outstanding at June 30, 2008 and 1.8 million shares at June 30, 2007, were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three and six months then ended.

Recently Issued Accounting Standards

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

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

     In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

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

     Cash, cash equivalents and investments consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Cash and cash equivalents:
Cash	$648	$1,848
Money market funds	1,253	1,596
Commerical paper	299	524
U.S. government agency notes	2,544	2,815
Total cash and cash equivalents	$4,744	$6,783

Short-term investments:
Commerical paper	$124	$199
U.S. government agency notes	1,297	1,345
Total short-term investments	$1,421	$1,544

Fair Value Measurement

     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	June 30, 2008	(Level 2)
Assets:
Cash equivalents:
Commercial paper	$299	$299
U.S. government agency notes	2,544	2,544
Short-term investments:
Commercial paper	124	124
U.S. government agency notes	1,297	1,297
	$4,264	$4,264

Liabilities:	-	-

     Our financial assets are valued using market prices on less active markets (level 2). Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2008, we did not have any assets with instrument valuations obtained from real-time quotes for transactions in active exchange markets involving identical assets (level 1) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

Note 3. Goodwill

     The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4. Loan Agreement

     The Company has a loan agreement with a bank under which it may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.0% at June 30, 2008. The agreement is unsecured and is not collateralized by the Company’s assets. Under the agreement, the Company must comply with certain operating and reporting covenants and is not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If the Company fails to comply with its covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement expires on February 28, 2009. At June 30, 2008 there were no outstanding borrowings under the agreement. At that date, the Company was in compliance with the covenants under the agreement.

Note 5. Income Taxes

     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recognized an increase of approximately $0.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN 48, we recognized no material adjustment to the January 1, 2007 balance of accumulated deficit. As of December 31, 2007, unrecognized tax benefits approximated $0.6 million, all of which would affect the effective tax rate if recognized.

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2008, we had no accrued interest and penalties related to uncertain tax matters.

     By the end of 2008, we will have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate that adjustments would result in a material change to our financial position.

     We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 1996 through 2007 tax years are open and may be subject to potential examination in one or more jurisdictions. We are not currently under federal, state or foreign income tax examination.

Note 6. Commitments and Contingencies

     Lease obligations

     The Company and its subsidiary in Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiary are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, and payments due under a capital lease, at June 30, 2008 were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2008	$358	$21
2009	754	47
2010	313	66
2011	78	-
	$1,503	$134

     Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

     Indemnification Obligations

     The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of June 30, 2008.

     The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2008.

     Warranties

     The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2008. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Concentration of Revenues and Credit Risks

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Broadcom Corporation	18%	19%	19%	20%
LSI / Agere Systems	17%	21%	17%	22%

     On April 2, 2007, LSI Corporation acquired Agere Systems, Inc. The data in the above table reflects the combined revenues for the two companies for the periods indicated. At June 30, 2008, four customers accounted for 22%, 16%, 11%, and 10% of net accounts receivable, respectively. At December 31, 2007, four customers accounted for approximately 26%, 17%, 17% and 10% of net accounts receivable, respectively.

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

     For the three and six months ended June 30, 2008 and 2007, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(997)	$(1,120)	$(2,263)	$(2,323)

Other comprehensive income (loss) -
Cumulative translation adjustment	(19)	22	(31)	24
Unrealized gain (loss) on
available-for-sale investments, net	(6)	-	-	1
Comprehensive loss	$(1,022)	$(1,098)	$(2,294)	$(2,298)

Note 9. Stock Option Plans

     Stock Option Plan

     The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 24, 2008, the Board of Directors approved an increase of 300,000 shares for issuance under the 2000 Plan. As of June 30, 2008, options to purchase a total of 2,244,981 and 30,901 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 280,200 non-qualified options, none of which options remained outstanding at June 30, 2008. A total of 2,844,037 shares are reserved for future issuance at June 30, 2008.

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

     The following table summarizes all option activities from December 31, 2007 through June 30, 2008 (shares in thousands, except per share data):

	June 30, 2008
		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
Options outstanding:
Beginning balance	1,738	$2.84

Granted	590	$1.75
Exercised	-	-
Forefeited	(52)	$5.57

Ending balance	2,276	$2.49

Options exercisable at end of period	1,208	$2.74

      The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 were $1.02 and $1.03, respectively. There were no options exercised during the six months ended June 30, 2008, and the total intrinsic value of options exercised during the six months ended June 30, 2007 was $1,000. The Company issues new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the six months ended June 30, 2008 and 2007, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2008	2007
Expected average life of option	4.59 years	3.55 years
Risk-free interest rate	2.39%	4.62%
Expected dividends	-	-
Expected volatility	72%	73%

     The options outstanding and currently exercisable by exercise price at June 30, 2008 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life (years)	price	Options	life (years)	price
$1.46-$1.75	582	9.6	$1.75	-	-	-
$2.00-$2.35	41	9.0	$2.06	24	8.9	$2.00
$2.50-$2.50	888	8.4	$2.50	888	8.4	$2.50
$2.68-$9.05	765	8.1	$3.06	296	7.7	$3.50
	2,276	8.6	$2.49	1,208	8.2	$2.74

     There was no aggregate intrinsic value of vested options in the preceding table based on the Company’s closing stock price of $1.17 as of June 30, 2008. The total fair value of options vested during the six months ended June 30, 2008 and 2007 were $293,000 and $95,000, respectively. As of June 30, 2008, total compensation cost related to non-vested stock options not yet recognized was $437,000 which is expected to be recognized over the next 1.6 years.

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

	Six Months Ended
	June 30,
	2008	2007
Expected average life of option	0.5 year	0.5 year
Risk-free interest rate	2.07%	5.16%
Expected dividends	-	-
Expected volatility	86%	68%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.64 and $1.00 for the six months ended June 30, 2008 and 2007, respectively.

     Valuation and Expense Information under SFAS 123(R)

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended June 30, 2008 and 2007, respectively, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues:
Service	$6	$19	$12	$28
Stock-based compensation expense included in cost of sales	6	19	12	28
Operating expenses:
Research and development	36	115	91	165
Sales and marketing	43	116	103	174
General and administrative	31	107	87	161
Stock-based compensation expense included in operating expenses	110	338	281	500

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$116	$357	$293	$528

     Stock Repurchase Program

     In April 2008, the Board of Directors authorized the repurchase of up to $200,000 worth of the Company’s common stock. The Company was authorized to repurchase the shares in the open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares in May 2008. In the quarter ended June 30, 2008, the Company repurchased 145,018 shares for an aggregate cost of $175,000.

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

     The table below sets forth revenues by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
ETCreate	$2,227	$2,317	$4,588	$4,359
Silicon Insight	508	360	962	663
Yield Learning & Others	292	406	447	691
Total revenues	$3,027	$3,083	$5,997	$5,713

     The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$2,191	$2,354	$4,324	$4,462
Japan	524	498	1,073	850
Others	312	231	600	401
	$3,027	$3,083	$5,997	$5,713

     The following is a summary of the Company’s long-lived assets (in thousands):

	June 30,	December 31,
	2008	2007
United States	$305	$357
Canada	151	153
Japan	3	-
	$459	$510

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

     Effective March 12, 2008, we implemented a 1-for-2.5 reverse stock split of our common stock. On March 31, 2008, we received a notice from The Nasdaq Stock Market stating that, because the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days, we had regained compliance. We cannot assure you, however, that we will be able to continue to maintain compliance with the minimum bid price requirement. If we fail to maintain compliance with the minimum bid price requirement and are delisted, our financial condition could be harmed and our stock price would likely decline. The reverse stock split reduced the number of shares of our common stock outstanding, which could adversely affect the liquidity of our common stock, which could adversely affect the market price of our common stock.

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

     LogicVision and the LogicVision logo are our registered trademarks. We may also refer to trademarks of other corporations and organizations in this document.

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

     Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2008 and 2007 was $293,000 and $528,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

      Stock-based compensation expense for the six months ended June 30, 2008 includes compensation expense recognized as a result of the consummation of the Company’s stock option exchange offer on March 8, 2007, in accordance with SFAS 123(R); compensation cost associated with the incremental fair value of these option awards was calculated at approximately $579,000 using the Black-Scholes valuation option pricing model. To this total was added the remaining unamortized fair value of any exchanged options originally granted of $21,000 to arrive at a total fair value of $600,000 to be amortized to expense over the vesting period of these newly exchanged options. Of this amount, $548,000 was recognized as compensation expense for the year ended December 31, 2007. The remaining amount was fully recognized as compensation expense for the quarter ended March 31, 2008.

     Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

     Orders and backlog

     We received new orders of $7.1 million in the second quarter of 2008, compared to $10.5 million in the first quarter of 2008 and $2.3 million in the second quarter of 2007. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders. One of the orders received in the second quarter of 2008 represented over 40% of the total of the new orders received in the second quarter. This order covered a period of one and one-half years and was a renewal from an existing customer. One of the orders received in the first quarter of 2008 represented over 75% of the total of the new orders received in the first quarter. This order covered a three-year period and was also from an existing customer.

     Our one-year backlog (that portion of our total backlog which is expected to become recognized as revenue during the next four calendar quarters) was $10.5 million at June 30, 2008, compared with $10.1 million at March 31, 2008 and $8.2 million at June 30, 2007. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Revenues, cost of revenues and gross profit

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Revenues:
License	$1,408	$1,457	-3%	$2,792	$2,562	9%
Service	1,619	1,626	0%	3,205	3,151	2%
Total revenues	3,027	3,083	-2%	5,997	5,713	5%

Cost of revenues:
License	170	225	-24%	346	456	-24%
Service	658	552	19%	1,313	1,075	22%
Total cost of revenues	828	777	7%	1,659	1,531	8%

Gross profit	$2,199	$2,306	-5%	$4,338	$4,182	4%

Percentage of total revenues:
Revenues:
License	47%	47%		47%	45%
Service	53%	53%		53%	55%
Total revenues	100%	100%		100%	100%

Cost of revenues:
License	6%	7%		6%	8%
Service	22%	18%		22%	19%
Total cost of revenues	27%	25%		28%	27%

Gross profit	73%	75%		72%	73%

     Total revenues were lower for the three months ended June 30, 2008 compared to the same period in fiscal 2007 primarily due to an order in which upfront license revenue was recognized in the second quarter of 2007. Total revenue increased in the six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to an increase in new orders over the past three quarters. In accordance with our revenue recognition policy, we allocate a portion of total revenues between licenses and maintenance (services) using the estimated fair value of the maintenance, which is based on maintenance renewals sold separately for similar products.

     Total cost of revenues increased in the three and six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to higher cost of service revenues resulting from increased post-sales support by our application engineering group.

     Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

     Revenue by product line:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
ETCreate	$2,227	$2,317	-4%	$4,588	$4,359	5%
Silicon Insight	508	360	41%	962	663	45%
Yield Learning & Others	292	406	-28%	447	691	-35%
Total revenues	$3,027	$3,083	-2%	$5,997	$5,713	5%

Revenue by geographic region:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
United States	$2,191	$2,354	-7%	$4,324	$4,462	-3%
Japan	524	498	5%	1,073	850	26%
Others	312	231	35%	600	401	50%
	$3,027	$3,083	-2%	$5,997	$5,713	5%

     Product line:

     ETCreate™ consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SOC design. ETCreate revenues were lower for the three months ended June 30, 2008 compared to the same period in fiscal 2007 primarily due to an order in which upfront revenue was recognized in the second quarter of 2007. ETCreate revenues increased for the six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to higher sales of memory and logic tools.

     Silicon Insight™ consists of hardware and software products for use with third party test platforms. Silicon Insight enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. Silicon Insight revenues increased for the three and six months ended June 30, 2008 compared to the same period in fiscal 2007 primarily due to greater customer acceptance of these tools and the introduction of a new desktop PC version.

     The YieldInsight™ (formerly SiVision) product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. Other revenues included herein represent revenues from training and consulting activities. Revenues from YieldInsight and Others decreased for the three and six months ended June 30, 2008 compared to the same period in fiscal 2007 due to lower consulting and training services provided to customers.

     Geographic region:

     Revenue in the United States was lower for the three and six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to an order in which upfront revenue was recognized in the second quarter of 2007. Revenue in Japan increased in the three and six months ended June 30, 2008 compared to the same period in fiscal 2007 primarily due to greater customer adoption by certain multi-national Japanese customers.

     Operating Expenses:

     The table below sets forth operating expense data for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Operating expenses:
Research and development	$801	$927	-14%	$1,809	$1,882	-4%
Sales and marketing	1,540	1,547	0%	3,046	2,848	7%
General and administrative	915	1,077	-15%	1,809	1,989	-9%

Total operating expenses	$3,256	$3,551	-8%	$6,664	$6,719	-1%

Percentage of total revenues:
Operating expenses:
Research and development	26%	30%		30%	33%
Sales and marketing	51%	50%		51%	50%
General and administrative	30%	35%		30%	35%

Total operating expenses	107%	115%		111%	117%

     Research and development expenses decreased in the three and six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to lower stock based compensation expense because the amounts resulting from the stock option repricing in 2007 are now fully amortized.

     Sales and marketing expenses were essentially unchanged in the three months ended June 30, 2008 compared to the same period in fiscal 2007. These expenses increased in the six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to commission expenses and sales conference expenses. The higher commission expenses resulted from new orders booked during the first six months of 2008 although revenue recognition from those orders was deferred to future periods.

     General and administrative expenses decreased in the three and six months ended June 30, 2008, compared to the same period in fiscal 2007, primarily due to lower stock based compensation expense because the amounts resulting from the stock option repricing in 2007 are now fully amortized.

     Other Items:

     The table below sets forth other data for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Interest and other income, net	$58	$67	-13%	$76	$172	-56%
Income tax provision (benefit)	$(2)	$(58)	97%	$13	$(42)	131%

Percentage of total revenues:
Interest and other income, net	2%	2%		1%	3%
Income tax provision (benefit)	0%	-2%		0%	-1%

     Interest and other income, net decreased in the three and six months ended June 30, 2008 compared to the same period in fiscal 2007, primarily due to lower interest rates earned on our investments and lower average cash balances.

     Income tax provision (benefit) Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. Our income tax provisions are primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2007, we incurred net losses for federal and state tax purposes. As of December 31, 2007, we had federal and California net operating loss carryforwards of approximately $87.8 million and $27.2 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards will begin to expire in 2008 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

     Provision for income taxes in the three and six months ended June 30, 2008 increased compared to the same as in the same period in fiscal 2007, primarily due to a reduction in the accrual of foreign taxes owed in the three month period ended June 30, 2007.

Liquidity and Capital Resources

     At June 30, 2008, we had cash and cash equivalents and short-term investments of $6.2 million and working capital of ($0.3 million). Excluding deferred revenue, our working capital was $6.2 million.

     Net cash used in operating activities was $1.8 million and $2.3 million in the first six months of 2008 and 2007, respectively. Net cash used in operating activities for the six months ended June 30, 2008 was primarily due to a net loss of $2.3 million, and a decrease in accrued liabilities of $0.4 million; partially offset by non-cash charges from stock-based compensation and depreciation and amortization of $0.5 million, a decrease in prepaid expenses and other current assets of $0.3 million, and an increase in deferred revenue of $0.1 million. Net cash used in operating activities for the six months ended June 30, 2007 was primarily due to a net loss of $2.3 million, an increase in accounts receivable of $0.9 million and a decrease in deferred revenue of $0.3 million; partially offset by non-cash charges relating to depreciation and amortization and stock-based compensation of $0.9 million, and a decrease in prepaid expenses and other assets of $0.3 million.

     Net cash used in investing activities was $32,000 and net cash provided by investing activities was $602,000 in the first six months of 2008 and 2007, respectively. Net cash used in investing activities in the first six months of 2008 was primarily due to the purchase of marketable securities of $1.4 million and fixed assets of $150,000, partially offset by the proceeds from maturities of marketable securities of $1.5 million. Net cash provided by investing activities in the first six months of 2007 was primarily due to the proceeds from maturities of marketable securities of $2.2 million, partially offset by purchase of marketable securities of $1.6 million.

     Net cash used in financing activities was $156,000 and net cash provided by financing activities was $41,000 in the first six months of 2008 and 2007, respectively. Net cash used in financing activities in the first six months of 2008 was primarily due to the repurchase of common stock of $175,000, partially offset by proceeds of $19,000 received from the issuance of common stock pursuant to the employee stock purchase plan. Net cash provided by financing activities in the first six months of 2007 of $41,000 was primarily due to the proceeds from the exercises of employee stock options and the issuance of common stock pursuant to the employee stock purchase plan.

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 5.0% at June 30, 2008. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and we are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. The agreement expires on February 28, 2009. At June 30, 2008 there were no outstanding borrowings under the agreement, and we were in compliance with the covenants under the agreement.

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

Contractual Obligations and Other Commercial Commitments

     At June 30, 2008, our contractual obligations and commercial commitments, primarily under operating lease arrangements for our facilities and a capital lease, were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2008	$358	$21
2009	754	47
2010	313	66
2011	78	-
	$1,503	$134

Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

     In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues has been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, a portion of our revenues may be denominated in the Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results has not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of our available-for-sale securities at June 30, 2008.

     Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At June 30, 2008, we had short-term U.S. government securities and commercial paper of $1.4 million.

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

We have a history of losses and an accumulated deficit of approximately $102.0 million as of June 30, 2008. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $3.7 million, $7.1 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. At June 30, 2008, we had an accumulated deficit of approximately $102.0 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 19% and 17% revenues for the six months ended June 30, 2008. Two customers accounted for approximately 21% and 19%, respectively, of total revenues in the year ended December 31, 2007; these customers accounted for approximately 26% and 18%, respectively, of total revenues in the year ended December 31, 2006; and these customers accounted for 31% and 10%, respectively, of total revenues for the year ended December 31, 2005. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 77% of our total revenues for the six months ended June 30, 2008, and 87%, 79% and 82% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning as early as fiscal 2009. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

     International revenues accounted for 28% of our total revenue for the six months ended June 30, 2008, and 24%, 16% and 18% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of a	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased (1)	per Share	Program	the Programs (2)
April 1 — April 30, 2008	-	-	-	-
May 1 — May 31, 2008	145,018	$1.19	-	$25,000
June 1 — June 30, 2008	-	-	-	$25,000
____________________

(1)	Indicates the number of shares of common stock purchased by the Company in the corresponding period.

(2)	On April 25, 2008, the board of directors authorized the Company to repurchase up to an aggregate of $200,000 of the company’s common stock in open market transactions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 15, 2008.

(b)	The matters voted upon at the meeting and results of voting with respect to those matters are as follows:

(1) Election of Directors

Name	Votes For	Withheld
Gregg E. Adkin	5,815,929	504,144
James T. Healy	5,045,261	1,274,812
Randall A. Hughes	5,046,651	1,273,422
Richard Okumoto	5,046,651	1,273,422
Matthew Raggett	5,046,651	1,273,422
Richard C. Yonker	5,803,518	516,555

(2)	Ratification of the appointment of Burr, Pilger & Mayer LLP as the Company’s independent registered public accounting firm.

Votes For	Against	Abstain
5,461,218	63,874	794,981

ITEM 6: EXHIBITS

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

*

In accordance with Item 601(b) (32) (ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34- 47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008

LOGICVISION, INC.
(Registrant)

By:	/S/ JAMES T. HEALY
James T. Healy
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ BRUCE M. JAFFE
Bruce M. Jaffe
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2*	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
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