Form 10-K
period 2008-12-31
LOGICVISION INC
filed 2009-03-18
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-31773

LOGICVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166964
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

25 Metro Drive, Third Floor
San Jose, California 95110	(408) 453-0146
(Address of principal executive offices)	(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Series A Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Global Market on June 30, 2008) was approximately $7.5 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 17, 2009, there were 9,473,572 shares of Common Stock, $0.0001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Stockholders scheduled to be held on June 11, 2009.

LOGICVISION, INC.

TABLE OF CONTENTS

2008 FORM 10-K

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

Overview

     We are a test and yield learning company in the semiconductor design-for-test (“DFT”) sector. Our proprietary technologies for embedded test and diagnostics enable more efficient test of complex semiconductor devices. Our technology allows semiconductor designers to insert test structures inside semiconductor integrated circuits. These test structures allow designers and engineers to test the functionality and performance of their devices throughout each key stage of a complex semiconductor’s life cycle. The most complex of these circuits are called System-on-a-Chip, or SoC, semiconductors. Our embedded test solutions have been successfully deployed in SoC’s found in digital consumer products, medical products, automotive electronics, networking and wireless communications devices, computers and satellite systems.

     Our solutions also allow testing of integrated circuits after they have been assembled onto boards and systems, enabling diagnostic test throughout the semiconductor’s life cycle. Our analysis software aggregates and analyzes data from various semiconductor test sources to identify whether silicon behavior meets design criteria across varying manufacturing and operating conditions. Our embedded test products generate proprietary circuit structures that are incorporated into an integrated circuit to test and diagnose the chip at full speed, without the signal delay or degradation experienced by external testers. Our proprietary circuits are designed to be modular and reusable, to enable more efficient design and to address time-to-market and manufacturing yield issues.

     We believe our products can reduce semiconductor manufacturing test costs, accelerate silicon bring-up times, provide for yield learning, improve time-to-yield and result in less field returns. The target market for our technology is SoC designs with feature widths of 130 nanometers, 90 nanometers, 65 nanometers, 45 nanometers and smaller. A nanometer is one billionth of a meter.

     We incorporated as LV Software in July 1992 in California and engaged principally in research and development activities through 1994. We first generated meaningful commercial revenues from the license of our initial embedded test product in 1995. In June 1996, we changed our corporate name to LogicVision, Inc. We reincorporated in Delaware in September 2000.

Technology

   Embedded test

     We believe that embedded test technology provides significant benefits for the new and complex SoC semiconductor devices being designed and manufactured today. Conventional test is performed with external equipment, while embedded test is performed primarily using circuitry resident in the semiconductor design. By embedding test circuit structures on the semiconductor itself, our embedded test solutions eliminate many of the key limitations associated with conventional external testing. Our embedded test design software automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics, and creates and integrates our proprietary embedded test circuits with the existing design functions to address these requirements. Our embedded test manufacturing software allows external test equipment to easily operate our proprietary embedded test circuits for pass-fail testing, chip debug or manufacturing datalogging. Our technology also enables board and system level diagnostics, system bring-up and in-field testing and diagnostics.

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

  test and measurement technologies for high-speed serial I/O (SerDes I/O);

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

   Design Software

     We provide a suite of highly integrated embedded test design software tools for embedded test implementation on application specific integrated circuits, or ASIC, and SoC designs. We provide design software that automatically analyzes the structure of complex circuits to determine requirements for at-speed testing and diagnostics. Our software creates and integrates our proprietary circuits with the existing design circuits to address these requirements. It also assists with the timing analysis and simulation processes necessary for proper verification by providing timing analysis scripts and simulation test benches.

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

   Product offerings

     We currently offer our embedded test circuits, design software and manufacturing software in a variety of product bundles under the product family name Dragonfly Test PlatformTM with the product sub-families named ETCreateTM, Silicon Insight®, and Yield InsightTM.

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

ETPLL™
  Provides embedded test intellectual property for accurate, specification-driven test of Phase-Locked-Loop (“PLL”) functionality.
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
  Measured parameters include signal transition times, logic levels, jitter (various types, and Root Mean Square (“RMS”) or histogram), and jitter tolerance-related timing parameters.
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

ScanBurst™
  A DFT tool developed in partnership with Mentor Graphics for improved at-speed logic test of high-speed nanometer SoC designs.
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

     The Silicon Insight™ product sub-family provides automated interactive graphical environments for test bring-up and silicon characterization of devices containing our embedded test capabilities. The Silicon Insight products can greatly increase productivity for chip designers and test engineers during the critical phase of silicon validation and debug, speeding time-to-market and yield improvement. Silicon Insight Automatic Test Equipment (“ATE”) is a version of the Silicon Insight software that interfaces to most commercial tester platforms while Silicon Insight Desktop is a version of the Silicon Insight software that runs on any Linux PC or laptop. The individual products within this sub-family and their underlying capabilities are described below.

Products	Applications
Silicon Insight Logic
  Embedded Test Diagnostics software package for interactive debug and diagnosis of embedded logic equipped with LogicVision’s ETLogic Intellectual Property.
  Supports interactive pass-fail testing and debug of logic in the design.
  Automates the creation, modification and application of test and debug patterns on specified LVReady automated test equipment.
  Provides manufacturing tools that reduce time-to-market for prototype integrated circuits.
  Works on an engineer’s desktop using a Linux PC or with all popular automatic test equipment.

Silicon Insight Memory
  Embedded Test Diagnostics software for interactive debug and diagnosis of embedded memories equipped with our Embedded ETMemory Intellectual Property.
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
  Works on an engineer’s desktop using a Linux PC

     The Yield Insight™ product provides automated yield learning capabilities based on embedded test failure and diagnostic data obtained during production test. Yield Insight and its underlying capabilities are described below.

Products	Applications
Yield Insight
  Addresses memory-related yield issues by leveraging customer investment in our ETMemory Built-In Self-Test (“BIST”) Intellectual property.
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

	Year Ended December 31,
	2008	2007	2006
LSI Corporation	16%	21%	26%
Broadcom Corporation	18%	19%	18%

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

     As of December 31, 2008 our engineering team comprised 22 employees, 12 of whom have advanced degrees, and most of whom have extensive industry experience in one or more of the aforementioned areas of expertise. Our engineering team is organized into four development groups, each focusing on one of these four areas of expertise, and each contributing the related portion to the bundled product offerings. The development groups are:

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

     Research and development expenses were $3.2 million, $3.6 million and $4.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Sales and Marketing

     The majority of our revenues are generated by our direct sales force. In the United States, we have sales and service personnel located in northern and southern California, Massachusetts, Pennsylvania and Texas. We also use independent sales representatives in the United States. Internationally, we have sales and service personnel located in Japan; sales in China, France, Germany, India, Israel, Japan, Korea, the United Kingdom (“UK”) and Sweden are handled by distributors or independent sales representatives. Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements in Item 8. Sales and service personnel consist of sales directors who are responsible for all business aspects of the customer relationship and application engineers who manage the technical pre-sales as well as the post-sales customer support issues. As of December 31, 2008, we had 22 employees involved in sales, marketing, application engineering and customer service.

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

     Sales and marketing expenses were $5.3 million, $5.1 million and $7.0 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Intellectual Property

     We have a portfolio of intellectual property covering the areas of test and diagnosis of logic, memory and mixed-signal circuits with focus on embedded, at-speed and parametric aspects. Both design and manufacturing methods are covered. As of December 31, 2008, our intellectual property portfolio consisted of 50 issued U.S. patents and 3 pending U.S. patent applications. Generally, the term of patent protection is 20 years from the earliest effective filing date of the patent application. Our issued patents expire at various times between June 2016 and December 2024. Our patents cover technology intended to address problems we consider fundamental to embedded test, such as timing, power consumption and parametric testing.

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

Competition

     The semiconductor and systems industries are highly competitive and characterized by rapidly changing technology. The market for embedded test is still evolving, and we expect competition to continue to emerge and become more intense in the future.

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

   Manufacturing

     Because embedded test has the potential to impact the external test market, we believe traditional hardware tester manufacturers such as Advantest Corporation, LTX-Credence Corporation, Teradyne, Inc. and Verigy Ltd. all view embedded test and LogicVision as competition. Many of these companies are devoting significant resources to developing external solutions to testing complex integrated circuits, including working closely with some of our current and potential customers. Their efforts may result in the development of solutions that compete with our embedded test solution. In addition, all of the tester manufacturers above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology.

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

Employees

     As of December 31, 2008, we employed 51 total employees including 48 full-time employees worldwide, of which 30 employees were located in the United States, 17 employees were located in Canada, and 4 employees were located in Asia and Europe. This included 22 in sales and marketing, 22 in research and development, and 7 in finance, information technology and administration. Our employees are not covered by any collective bargaining agreements, and we consider our relations with our employees to be good.

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

  our current and potential customers may not accept or embrace our Dragonfly Test PlatformTM integrated family of products;

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

The current economic downturn and uncertainty in the global economy and effects on the industries into which we sell our products impacted our customers’ research and development budgets and harmed our business and operating results.

     The worldwide economy is currently undergoing significant turmoil, which together with uncertainty about future economic conditions, has negatively impacted our customers, and can cause our customers to postpone their decision making and decrease their spending. Our sales are dependent upon capital spending trends and new design projects, and a substantial portion of our costs are fixed in the near term. The demand from our customers is uncertain and difficult to predict. Slower growth in the semiconductor and systems markets such as postponed or canceled capital expenditures for previously planned expansions or new fabrication facility construction projects, a reduced number of design starts, reduction of design and test budgets or continued consolidation among our customers would harm our business and financial condition.

     The primary customers for semiconductors that incorporate our embedded test technology are companies in the automotive, consumer, communications, medical products, networking and server products industries. The current economic downturn and a downturn in these particular markets or in general economic conditions could result in the cutback of research and development budgets or capital expenditures, which would likely result in a reduction in demand for our products and services and could harm our business. If the economy declines as a result of economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

We are subject to the cyclical nature of the semiconductor and electronics industries, and any downturn in these industries could harm our business, operating results and financial condition.

     In addition to the effects of macroeconomic factors, the markets for semiconductor products are cyclical. In recent years, most countries have experienced significant economic difficulties. These difficulties triggered a significant downturn in the semiconductor market, resulting in reduced budgets for chip design tools. In addition, the electronics industry has historically been subject to seasonal and cyclical fluctuations in demand for its products, and this trend may continue in the future. These industry downturns have been, and may continue to be, characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices. As a result, our future operating results may reflect substantial fluctuations from period to period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from customers and other factors. Any negative factors affecting the semiconductor industry, including the downturns described here, could significantly harm our business, financial condition and results of operations.

We have a history of losses and an accumulated deficit of approximately $103.3 million as of December 31, 2008. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $3.5 million, $3.7 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, we had an accumulated deficit of approximately $103.3 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

If a customer cancels its order or defaults on payment or if we renegotiate an existing order, we may be unable to recognize revenue from backlog, which could have a material adverse effect on our financial condition and results of operations.

     A significant portion of the orders in our backlog provides customers with cancellation rights or is recognized as revenue when payment is due. In addition, some orders extend over periods ranging up to thirty-six months. If a customer cancels its order or delays its contractual payments we may not be able to realize revenue from backlog in the time frame expected or at all. Also, it is possible that customers from whom we expect to derive revenue from backlog will default, and as a result we may not be able to recognize expected revenue from backlog. If a customer defaults or fails to pay amounts owed, or if the level of defaults increases, our bad debt expense is likely to increase. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. If the current economic downturn is prolonged, our customers’ financial condition and, in turn, their ability or willingness to fulfill their contractual obligations to us could be adversely affected. Any material payment default by our customers would harm our financial condition and results of operations.

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

  the mix of our license and service revenues;

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

     Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products. Our current dependence on a small number of customers increases the revenue impact of each customer’s actions relative to these factors. Our expense levels are based, in large part, on our expectations regarding future revenues, and as a result net income (loss) for any quarterly period in which material customer agreements are delayed could vary significantly from our budget projections.

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

     Our embedded test technology also has the potential to impact the automated test equipment market, which may place us in competition with traditional hardware tester manufacturers such as Advantest Corporation, LTX-Credence Corporation, Teradyne, Inc. and Verigy Ltd. As embedded test becomes adopted more widely in the market, any of these automated test equipment companies, or others, may offer their own embedded test solutions. Most of our competitors in electronic design automation and external test equipment businesses are significantly larger than we are and have greater financial resources, greater name recognition and longer operating histories than we have. Some of our competitors offer a more comprehensive range of products covering the entire design flow and complete external test flow, and they may be able to respond more quickly or adjust prices more effectively to take advantage of new opportunities or customer requirements. In addition, all of the tester manufacturers listed above participate in our LVReady partner program through which our embedded test access software is integrated into their test platform, which may provide them with additional insight into our business and technology. Increased competition in the semiconductor industry could result in pricing pressures, reduced sales, reduced margins or failure to achieve or maintain widespread market acceptance, any of which could prevent us from increasing or sustaining our revenues and achieving or sustaining profitability.

Our target markets are comprised of a limited number of customers. If we fail to obtain or retain customer relationships, our revenues could decline.

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 18% and 16%, respectively, of total revenues in the year ended December 31, 2008; these customers accounted for approximately 21% and 19%, respectively, of total revenues in the year ended December 31, 2007, and 26% and 18%, respectively, of total revenues for the year ended December 31, 2006. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 79%, 87% and 79% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     For example, the adoption of SFAS 123(R), “Share-Based Payment”, which requires compensation costs relating to share-based payment transactions to be recognized in financial statements beginning in January 2006, had a negative impact on our results of operations and loss per share.

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

     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recent SEC and Nasdaq rules and regulations, are creating new duties and requirements for us and our executives, directors, attorneys and our independent registered public accounting firm. In order to comply with these rules, we will have to incur additional costs for personnel and use additional outside legal, accounting and advisory services, which will increase our operating expenses. Management time associated with these compliance efforts necessarily reduces time available for other operating activities, which could adversely affect operating results. To date, our costs to comply with these rules have not been significant; however, we cannot predict or estimate the amount of future additional costs we may incur or the timing of such costs.

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

     We offer our products and services for sale through distributors and sales representatives in China, France, Germany, India, Israel, Japan, Korea, the UK and Sweden. We anticipate that sales in these markets will account for a portion of our total revenues in future periods. In 2005, we appointed a sales representative in Israel and distributors in France and the UK. In 2006, we appointed a sales representative in India. In 2007, we appointed a new distributor in Japan, augmenting our direct sales organization. In 2008, we appointed a new distributor in China, and two new sales representatives in Europe. Our third-party representatives are not obligated to continue selling our products, and they may terminate their arrangements with limited prior notice. Growing our relationship with these new distributors and sales representatives, or establishing alternative distribution channels in these markets could consume substantial management time and resources, decrease our revenues and increase our expenses.

We face business, political and economic risks because a portion of our revenues and operations are outside of the United States.

     International revenues accounted for 30%, 25% and 16% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

     We are subject to the continued listing requirements of The Nasdaq Capital Market, which include a $1.00 minimum closing bid price requirement. When we transferred from The Nasdaq Global Market to The Nasdaq Capital Market, we were not in compliance with this minimum closing bid price requirement. Effective March 12, 2008, we implemented a 1-for-2.5 reverse stock split of our common stock. On March 31, 2008, we received a notice from The Nasdaq Stock Market stating that, because the closing bid price of our common stock had been at $1.00 per share or greater for at least 10 consecutive business days, we had regained compliance. We cannot assure you, however, that we will be able to continue to maintain compliance with the minimum bid price requirement. If we fail to maintain compliance with the minimum bid price requirement and are delisted, our financial condition could be harmed and our stock price would likely decline. The reverse stock split reduced the number of shares of our common stock outstanding, which could adversely affect the liquidity of our common stock, which could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our principal executive offices are located in San Jose, California, where we lease approximately 18,000 square feet. We believe that these offices will be adequate to meet our requirements for the next 12 months. We have a research and development office in Ottawa, Canada. We have domestic sales and service representatives in Massachusetts, sales representatives in southern California and Texas, and engineering personnel in Arizona and Oregon. In addition, we have an international sales and service office in Japan and a customer service office in the UK. In December 2008, we exited out of our Massachusetts office and reduced the utilized space leased in San Jose, California.

Item 3. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers as of December 31, 2008:

Name	Age	Position
James T. Healy	68	President, Chief Executive Officer and a director
Fadi Maamari	46	Chief Operating Officer
Mei Song	40	Vice President of Finance and Chief Financial Officer

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

     Fadi Maamari has served as our Chief Operating Officer since October 2008. From 2006 to October 2008, he served as our Vice President of Engineering. From 1996 to 2006, he held senior management positions in Engineering, Applications Engineering and Marketing at the Company. From 1990 to 1996, Dr. Maamari was a member of Technical Staff at AT&T Bell Labs’ Engineering Research Center in Princeton, New Jersey. He holds a Ph.D. in Electrical Engineering from McGill University, and M.S. and B.S. degrees from École Polytechnique in Montreal, Canada.

     Mei Song has served as our Vice President of Finance and Chief Financial Officer since October 2008. From 2006 to 2008, Ms. Song served as our Controller. Prior to that, Ms. Song has held various finance positions at the Company since 2000. Prior to joining the Company, she held different positions with Communication Power Industries, Inc, Pharsight Corp., and Summit Micro Design. Ms. Song holds an M.B.A. from Auburn University and a B.S. from the Hefei Institute of Economics & Technology.

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

2008	High	Low
Fourth Quarter	$1.00	$0.35
Third Quarter	$1.61	$0.24
Second Quarter	$2.02	$0.99
First Quarter	$2.48	$1.20

2007	High	Low
Fourth Quarter	$3.00	$1.25
Third Quarter	$2.43	$1.75
Second Quarter	$2.45	$1.73
First Quarter	$3.20	$2.03

Note: All per share data has been adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008.

     As of February 27, 2009, our Common Stock was held by 67 stockholders of record. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record. We have never declared or paid dividends on our capital stock and do not currently intend to pay any cash dividends on our Common Stock in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Our board of directors will determine the amount and timing of future dividends, if any. Our current bank loan agreement prohibits the payment of cash dividends without the approval of the bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of	that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
Period	Purchased (1)	per Share	Plans or Programs	the Plans or Programs (2)
October 1 - October 31, 2008	-	-	-	-
November 1 - November 30, 2008	91,474	$0.52	-	-
December 1 - December 31, 2008	-	-	-	-
____________________

(1)	Indicates the number of shares of Common Stock purchased by the Company in the corresponding period.

(2)	In April and November 2008, the Board of Directors approved the Company’s repurchase of these shares of the Company’s Common Stock in open market transactions.

Item 6. Selected Financial Data

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected consolidated balance sheet data as of December 31, 2008 and 2007 and selected consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, are derived from our audited consolidated financial statements included elsewhere in this Report. The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the selected consolidated statements of operations data for the years ended December 31, 2005 and 2004 were derived from consolidated financial statements not included in this Report. Our historical results are not necessarily indicative of our future results.

	Years Ended December 31,
	2008	2007	2006 (2)	2005	2004
Consolidated statements of operations data	(in thousands, except per share data)
Revenues:
License	$5,771	$5,279	$4,984	$6,735	$5,686
Service	6,402	6,270	5,350	3,951	4,095
Product	-	69	183	196	313
Total revenues	12,173	11,618	10,517	10,882	10,094

Cost of revenues:
License	667	887	1,006	916	323
Service	2,572	2,326	1,887	2,116	2,616
Product	-	-	-	88	299
Total cost of revenues	3,239	3,213	2,893	3,120	3,238
Gross profit	8,934	8,405	7,624	7,762	6,856

Operating expenses:
Research and development	3,246	3,637	4,133	5,848	5,111
Sales and marketing	5,336	5,090	7,032	7,517	6,075
General and administrative	3,647	3,787	3,718	4,725	4,386
Restructuring	334	-	-	-	-
Total operating expenses	12,563	12,514	14,883	18,090	15,572

Loss from operations	(3,629)	(4,109)	(7,259)	(10,328)	(8,716)
Interest income	107	349	316	286	383
Other income (expense), net	-	-	-	-	12

Loss before provision (benefit) for income taxes	(3,522)	(3,760)	(6,943)	(10,042)	(8,321)
Provision (benefit) for income taxes	22	(37)	144	(69)	67

Net loss	$(3,544)	$(3,723)	$(7,087)	$(9,973)	$(8,388)

Net loss per share, basic and diluted(1)	$(0.37)	$(0.39)	$(0.90)	$(1.33)	$(1.28)
Weighted average common shares, basic and diluted(1)	9,581	9,654	7,860	7,471	6,535

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.
____________________

(1)	The diluted net loss per share computation excludes potential shares of common stock (options and warrants to purchase common stock), as their effect would be antidilutive.

(2)	The Company adopted SFAS 123(R) effective January 1, 2006.

	December 31,
	2008	2007	2006	2005	2004
Consolidated balance sheet data	(in thousands)
Cash and cash equivalents and short-term investments	$9,399	$8,327	$9,242	$10,696	$21,342
Marketable securities	-	-	-	-	4,960
Working capital	318	2,381	3,678	7,456	11,554
Total assets	17,959	18,263	19,491	24,341	39,243
Short-term debt	-	-	-	-	3,500
Total stockholders' equity	5,891	9,206	11,801	15,438	24,808

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

     Our customers include application specific integrated circuit or SoC designers in systems companies, fabless companies and integrated device manufacturers that use our technology in their application specific integrated circuits or SoC as part of systems development and for complex chip development and testing. We license our intellectual property and software through our direct sales force in the United States and Japan, and through our distributors or independent sales representatives in China, Europe, Korea and Japan.

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

     We received new orders of $17.9 million in 2008 compared to $12.0 million in 2007. This increase in new orders was primarily due to the receipt of large renewal orders in 2008 from domestic customers. We expect receipt of new orders to fluctuate due to the lengthy sales cycles and our dependence on large orders. Our backlog of orders, including deferred revenue, at December 31, 2008 which is expected to be recognized as revenue during 2009 was $9.9 million, compared with $8.7 million at the end of 2007. Backlog is comprised of deferred revenue (orders which have been billed but for which revenue has not yet been recognized) plus written purchase orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A significant portion of the orders which have been accepted but have not yet been billed provides customers with cancellation rights and customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Restructuring

     In the fourth quarter of 2008, we implemented a restructuring plan to reduce operating costs by consolidating facilities. Accordingly, we recognized a restructuring charge of approximately $0.3 million for facility abandonment expenses and other contractual charges associated with these facilities. The restructuring plan eliminated the Massachusetts facility and reduced the utilized space leased in San Jose, California. The restructuring plan was substantially completed by the end of December 2008.

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

   Valuation of Investments

     Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements,” (“SFAS 157”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our investment portfolio may at any time contain investments in money market accounts, commercial paper and government agency securities. In the current market environment, the assessment of the fair value of the securities can be difficult and subjective. The volume of trading activity of certain securities has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 investments – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date. Therefore, determining fair value for Level 1 investments generally does not require significant judgment, and the estimation is not difficult.

Level 2 investments – Pricing is provided by third party sources of market information obtained through our investment advisors. We do not adjust for or apply any additional assumptions or estimates to the pricing information we receive from the advisors.

Level 3 investments – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. The determination of fair value for Level 3 investments involves the most management judgment and subjectivity.

     On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended December 31, 2008.

      In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we adopted the provisions of FSP 157-3 in our consolidated financial statements for the year ended December 31, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

     We measure our financial assets, specifically our cash equivalents and short-term investments, at fair value on a recurring basis. We do not have any financial liabilities that are measured at fair value on a recurring basis.

   Goodwill impairment

     Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting unit. Significant judgments required to estimate the fair value of a reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for the reporting unit. Any impairment losses recorded in the future could have a material adverse impact on our consolidated financial condition and results of operations.

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

   Accounting for Stock-Based Compensation.

     Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our 2000 Employee Stock Purchase Plan based on estimated fair values.

     Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $513,000, $990,000 and $376,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

     Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, “Accounting for Stock-based Compensation”, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     We use the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

     For further information on stock-based compensation, see Note 8 of the Notes to the Consolidated Financial Statements.

   Accounting for Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of accumulated deficit.

     The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year ended December 31, 2008, the Company did not recognize interest or penalties related to unrecognized tax benefits.

Unrecognized Tax Benefits

Balance at January 1, 2008	$600,000
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases – Settlements	-
Reductions – Settlements	-
Balance at December 31, 2008	$600,000

     None of the $0.6 million of tax positions would affect our income tax expense if recognized.

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax matters.

     By the end of 2009, the Company expects to have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

     We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 1991 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Results of Operations

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data from 2008 to 2007 and 2007 to 2006 (in thousands, except percentage data):

	Year ended December 31,			% change
	2008	2007	2006	2008/2007	2007/2006
Revenues:
License	$5,771	$5,279	$4,984	9.3%	5.9%
Service	6,402	6,270	5,350	2.1%	17.2%
Product	-	69	183	-100.0%	-62.3%
Total revenues	12,173	11,618	10,517	4.8%	10.5%

Cost of revenues:
License	667	887	1,006	-24.8%	-11.8%
Service	2,572	2,326	1,887	10.6%	23.3%
Total cost of revenues	3,239	3,213	2,893	0.8%	11.1%

Gross profit	$8,934	$8,405	$7,624	6.3%	10.2%

Percentage of total revenues:
Revenues:
License	47%	45%	47%
Service	53%	54%	51%
Product	0%	1%	2%
Total revenues	100%	100%	100%

Cost of revenues:
License	6%	8%	10%
Service	21%	20%	18%
Total cost of revenues	27%	28%	28%

Gross profit	73%	72%	72%

   Total revenues

     Total revenues increased in 2008 approximately 5% compared to 2007 primarily due to an increase in new orders received during 2008 and 2007. New orders received in 2008 were $17.9 million, an increase of 49% from $12.0 million in 2007. The new orders in 2008 generated revenue of $3.3 million. In 2007, revenue recognized from new orders in 2007 was about $3.1 million.

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

     Total cost of revenues in 2008 were approximately equal to 2007 at $3.2 million. Cost of license revenue decreased primarily due to a decrease in third party software license fees. Cost of service revenue increased primarily due to an increase in post-sales customer support.

     Total cost of revenues increased in 2007 compared to 2006 primarily due an increase in post-sales customer support. Cost of license revenues decreased in 2007 compared to 2006 primarily due to a decrease in third party software license fees.

Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the year ended December 31, 2008, 2007 and 2006 (in thousands, except percentage data):

	Year ended December 31,			% change
	2008	2007	2006	2008/2007	2007/2006
Revenue by product line:
ETCreate	$9,608	$9,621	$7,774	-0.1%	23.8%
Silicon Insight	1,720	1,313	1,759	31.0%	-25.4%
Yield Insight	-	93	134	-100.0%	-30.6%
Consulting & Training	845	591	850	43.0%	-30.5%
Total revenues	$12,173	$11,618	$10,517	4.8%	10.5%

Revenue by geographic region:
United States	$8,580	$8,766	$8,827	-2.1%	-0.7%
Japan	2,118	1,901	1,176	11.4%	61.6%
Other	1,475	951	514	55.1%	85.0%
Total revenues	$12,173	$11,618	$10,517	4.8%	10.5%

Percentage of total revenues:
Revenue by product line:
ETCreate	79%	83%	74%
Silicon Insight	14%	11%	17%
Yield Insight	0%	1%	1%
Consulting & Training	7%	5%	8%
Total revenues	100%	100%	100%

Revenue by geographic region:
United States	71%	76%	84%
Japan	17%	16%	11%
Other	12%	8%	5%
Total revenues	100%	100%	100%

Product line:

     ETCreate is the product sub-family formerly known as icBIST, which consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an ASIC or SoC design.

     ETCreate revenue in 2008 compared to 2007 was relatively unchanged. ETCreate revenue increased in 2007 compared to 2006 due to an increase in new orders received in 2007. These new orders generated higher levels of recognizable revenue because of the license term and the timing of the receipt of the order.

     Silicon Insight is the product sub-family which consists of hardware and software products for use with third party test platforms or for use on an engineer’s desktop using a Linux PC. Silicon Insight enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP.

     Silicon Insight revenue increased in 2008 compared to 2007 due to more customer adoptions of the product. Silicon Insight revenue decreased in 2007 compared to 2006 due to lower sales of the Validator product.

     The Yield Insight product sub-family consists of parametric analysis and visualization software that uses semiconductor manufacturing process and test data to help assess parametric yields and identify parametric yield limiters. The Yield Insight product was derived from technology obtained from the acquisition of SiVerion, Inc. in late 2004. The revenue data was too small to be meaningful in 2008, 2007 and 2006.

     Consulting and Training revenues fluctuated between 2008 and 2007, and 2007 and 2006 based upon customer requirements for special work or training needs.

Geographic region:

     Revenue in the United States and Japan remained essentially unchanged in 2008 and 2007. Revenue in other countries grew primarily due to the increase in business from a large multinational customer.

Operating Expenses:

     The table below sets forth operating expense data from 2008 to 2007 and 2007 to 2006 (in thousands, except percentage data):

	Year ended December 31,			% change
	2008	2007	2006	2008/2007	2007/2006
Operating expenses:
Research and development	$3,246	$3,637	4,133	-10.8%	-12.0%
Sales and marketing	5,336	5,090	7,032	4.8%	-27.6%
General and administrative	3,647	3,787	3,718	-3.7%	1.9%
Restructuring	334	-	-	100.0%	NM
Total operating expenses	$12,563	$12,514	$14,883	0.4%	-15.9%

Percentage of total revenues:
Operating expenses:
Research and development	26%	31%	39%
Sales and marketing	44%	44%	67%
General and administrative	30%	33%	36%
Restructuring	3%	0%	0%
Total operating expenses	103%	108%	142%

   Research and development

     Research and development expenses consist primarily of compensation and related costs for personnel. All research and development costs are expensed as incurred.

     Research and development expenses decreased in 2008 compared with 2007 primarily due to decreases in compensation related expense of $0.2 million resulting from lower stock-based compensation expense, and an increase of $0.2 million in allocation to cost of service revenue resulting from more time spent on customer support. Research and development expenses decreased in 2007 compared with 2006 primarily due to decreases in compensation and facility related expense of $0.2 million and lower third-party software expense of $0.1 million.

   Sales and marketing

     Sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related trade show expenses.

     Sales and marketing expenses increased in 2008 compared to 2007 primarily due to increases in compensation and facility related expenses of $0.3 million. Sales and marketing expenses decreased in 2007 compared to 2006 primarily due to decreases in compensation and facility related expenses of $1.6 million and travel expenses of $0.3 million.

   General and administrative

     General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance and accounting personnel, insurance, professional services and related fees and expenses.

     General and administrative expenses remained consistent in 2008, 2007 and 2006.

   Restructuring

     In the fourth quarter of 2008, we implemented a restructuring plan to reduce operating costs by consolidating facilities. Accordingly, we recognized a restructuring charge of approximately $0.3 million for the facilities expenses. The restructuring plan eliminated the Massachusetts facility and reduced the utilized space leased in San Jose, California. The restructuring plan was substantially completed by the end of December 2008.

Other Items:

     The table below sets forth other data from 2008 to 2007 and 2007 to 2006 (in thousands, except percentage data):

	Year ended December 31,			% change
	2008	2007	2006	2008/2007	2007/2006
Interest and other income, net	$107	$349	$316	-69.3%	10.4%
Provision (benefit) for income taxes	$22	$(37)	$144	NM	NM
Percentage of total revenues:
Interest and other income, net	1%	3%	3%
Provision (benefit) for income taxes	0%	0%	1%

   Interest income

     Interest income decreased in 2008 compared with 2007 primarily due to lower interest yields on investments. Interest income increased in 2007 compared with 2006 primarily due to higher interest yields on investments.

   Income taxes

     Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. In 2008 and 2006, we recorded an income tax provision of $22,000 and $144,000, respectively, and in 2007, we recorded income tax benefits of $37,000 primarily related to foreign income taxes. No benefit for domestic income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2008, we have incurred net losses for federal and state tax purposes. As of December 31, 2008, we had federal and California net operating loss carryforwards of approximately $93.1 million and $33.8 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2010 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

Liquidity and Capital Resources

     At December 31, 2008, we had cash and cash equivalents and investments of $9.4 million and working capital of $318,000.

     Net cash provided by operating activities was $1.6 million in 2008. Net cash used in operating activities was $1.0 million in 2007, and $4.3 million in 2006. Net cash provided by operating activities for 2008 was primarily due to an increase in deferred revenue of $3.1 million, a decrease in accounts receivable $0.5 million and prepaid expenses and other assets of $0.8 million, and non-cash charges relating to depreciation and amortization of property and equipment, stock-based compensation and restructuring, totaling $1.2 million. This was partly offset by our net loss of $3.5 million and a decrease of accrued liabilities of $0.5 million. Net cash used in operating activities for 2007 was primarily due to a net loss of $3.7 million, an increase in accounts receivable of $0.4 million, and an increase in prepaid expenses and other assets of $0.1 million. This was partly offset by increases in deferred revenue of $1.1 million and accounts payable of $0.1 million, a decrease in other long-term assets of $0.4 million, and non-cash charges relating to depreciation and amortization of property and equipment and stock-based compensation totaling $1.6 million. Net cash used in operating activities for 2006 was primarily due to a net loss of $7.1 million, a decrease in deferred revenue of $1.3 million and a decrease in accounts payable of $0.2 million. This was partly offset by a decrease in accounts receivable of $1.9 million, a decrease in prepaid expenses and other assets of $0.9 million, an increase in accrued liabilities of $0.3 million, and non-cash charges relating to depreciation and amortization of property and equipment and stock-based compensation totaling $1.2 million.

     Net cash provided by investing activities was $1.1 million in 2008, $0.6 million in 2007, and $4.6 million in 2006. Net cash provided by investing activities for 2008 was primarily from proceeds from maturities of investments of $3.1 million, partly offset by purchases of investments of $1.7 million and purchase of property and equipment of $0.3 million. Net cash provided by investing activities for 2007 was primarily from proceeds from maturities of investments of $3.8 million, partly offset by purchases of investments of $3.2 million. Net cash provided by investing activities for 2006 was primarily from proceeds from maturities of investments of $9.8 million, partly offset by purchases of investments of $4.9 million and purchases of property and equipment of $0.2 million.

     Net cash used in financing activities was $228,000 in 2008. Net cash provided by financing activities was $69,000 in 2007 and $3.2 million in 2006. Net cash used in 2008 was primarily due to the repurchase of treasury stock of $223,000, and payment for leased equipment of $41,000; partially offset by proceeds from the issuance of common stock of $36,000. Net cash provided by financing activities for 2007 was due to the proceeds from issuance of common stock pursuant to employee stock purchase plan purchases and exercise of employee stock options. Net cash provided by financing activities for 2006 was primarily from the sale in a private placement of 1.6 million shares of common stock in December 2006.

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 3.25% at December 31, 2008. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with the covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for us. There were no borrowings outstanding under this agreement at December 31, 2008. The agreement was amended subsequent to the end of the year and will expire on March 27, 2009. We are currently in the process of renewing the line of credit with the bank.

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

   Contractual Obligations and Other Commercial Commitments

     At December 31 2008, our contractual obligations and commercial commitments, primarily under operating lease arrangements for our facilities and for payments due under a capital lease, were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2009	763	47
2010	305	65
2011	70	-
	$1,138	$112

     The above include amounts for rent and estimated operating expenses required under the property leases.

   Indemnification Obligations

     We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to our products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon historical experience concerning our product and patent infringement claims. Accordingly, no liabilities have been recorded for indemnification under these agreements as of December 31, 2008.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at LogicVision’s request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of the insurance policy coverage, it is believed the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2008.

   Warranties

     We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we have no liabilities recorded for these warranties as of December 31, 2008. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. EITF 07-1 is applicable for fiscal years beginning after December 15, 2008. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

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

     Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would not result in any significant decline in the fair value of available-for-sale securities at December 31, 2008.

     Investments are classified as available for sale and cost of securities sold is based on the specific identification method. At December 31, 2008, there were short-term U.S. government securities of $150,000.

Item 8. Financial Statements and Supplementary Data

INDEX

Page
Consolidated Financial Statements of LogicVision, Inc.
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of December 31, 2008 and 2007	37
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	38
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December
31, 2008, 2007 and 2006	39
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	40
Notes to Consolidated Financial Statements	41
Selected Quarterly Consolidated Financial Data (Unaudited)	56

Financial Statement Schedule

II—Valuation and Qualifying Accounts	57

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LogicVision, Inc.:

We have audited the accompanying consolidated balance sheets of LogicVision, Inc. and its subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LogicVision, Inc. and its subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.”

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 18, 2009

LOGICVISION, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,249	$6,783
Short-term investments	150	1,544
Accounts receivable, net of allowance for doubtful accounts of $5 and $20, respectively	504	996
Prepaid expenses and other current assets	593	1,345
Total current assets	10,496	10,668
Property and equipment, net	411	510
Goodwill	6,846	6,846
Other long-term assets, net	206	239
Total assets	$17,959	$18,263

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$516	$413
Accrued liabilities	1,791	2,015
Deferred revenue, current portion	7,871	5,859
Total current liabilities	10,178	8,287
Deferred revenue	1,703	605
Other long-term liabilities	187	165
Total liabilities	12,068	9,057

Commitments and contingencies (See Note 5)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 50,000 shares;
Issued and outstanding: 9,460 shares at December 31, 2008
and 9,666 shares at December 31, 2007	1	1
Additional paid-in capital	109,247	108,921
Accumulated other comprehensive income (loss)	(29)	68
Accumulated deficit	(103,328)	(99,784)
Total stockholders' equity	5,891	9,206
Total liabilities and stockholders' equity	$17,959	$18,263

Note: All share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
License	$5,771	$5,279	$4,984
Service	6,402	6,270	5,350
Product	-	69	183
Total revenues	12,173	11,618	10,517

Cost of revenues:
License	667	887	1,006
Service	2,572	2,326	1,887
Total cost of revenues	3,239	3,213	2,893
Gross profit	8,934	8,405	7,624

Operating expenses:
Research and development	3,246	3,637	4,133
Sales and marketing	5,336	5,090	7,032
General and administrative	3,647	3,787	3,718
Restructuring	334	-	-
Total operating expenses	12,563	12,514	14,883

Loss from operations	(3,629)	(4,109)	(7,259)
Interest income	107	349	316

Loss before provision (benefit) for income taxes	(3,522)	(3,760)	(6,943)
Provision (benefit) for income taxes	22	(37)	144

Net loss	$(3,544)	$(3,723)	$(7,087)

Net loss per common share, basic and diluted	$(0.37)	$(0.39)	$(0.90)
Weighted average number of shares outstanding, basic and diluted	9,581	9,654	7,860

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	Stockholders'
	Shares	Amount	capital	income (loss)	deficit	Equity
Balances, December 31, 2005	7,557	$1	$104,418	$(7)	$(88,974)	$15,438
Stock options exercised	20		39			39
Common stock issued under employee
stock purchase plan	28		73			73
Additional common stock and contingent
consideration issued in SiVerion acquisition	428		(148)			(148)
Common stock issued in private placement, net	1,600		3,103			3,103
Stock-based compensation			376			376
Net loss					(7,087)	(7,087)
Change in unrealized gain on investments				20		20
Foreign currency translation adjustment				(13)		(13)
Comprehensive loss						(7,080)
Balances, December 31, 2006	9,633	1	107,861	-	(96,061)	$11,801
Stock options exercised	2		3			3
Common stock issued under employee
stock purchase plan	31		67			67
Stock-based compensation			990			990
Net loss					(3,723)	(3,723)
Change in unrealized gain on investments				1		1
Foreign currency translation adjustment				67		67
Comprehensive loss						(3,655)
Balances, December 31, 2007	9,666	1	108,921	68	(99,784)	$9,206
Stock options exercised	-		-			-
Common stock issued under employee
stock purchase plan	30		36			36
Stock-based compensation			513			513
Repurchase of common stock	(236)		(223)			(223)
Net loss					(3,544)	(3,544)
Change in unrealized gain on investments				(1)		(1)
Foreign currency translation adjustment				(96)		(96)
Comprehensive loss						(3,641)
Balances, December 31, 2008	9,460	$1	$109,247	$(29)	$(103,328)	$5,891

Note: All share and per share data has been adjusted to reflect the 1-for-2.5 reverse stock split which became effective March 12, 2008.

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(3,544)	$(3,723)	$(7,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	338	624	848
Stock-based compensation	513	990	376
Provision for (recovery of) allowance for doubtful accounts	(15)	14	(19)
Restructuring	334	-	-
Gain on sale of fixed assets	-	(45)	-
Changes in operating assets and liabilities
Accounts receivable	512	(395)	1,916
Prepaid expenses and other current assets	752	(119)	318
Other long-term assets	33	402	541
Accounts payable	103	105	(176)
Accrued liabilities and restructuring charges	(495)	9	306
Deferred revenue	3,110	1,090	(1,343)
Net cash provided by (used in) operating activities	1,641	(1,048)	(4,320)

Cash flows from investing activities:
Purchase of investments	(1,662)	(3,214)	(4,872)
Purchase of property and equipment	(265)	(24)	(209)
Proceeds from sale of property and equipment	-	50	-
Cash paid for business acquisition	-	-	(148)
Proceeds from maturities of investments	3,050	3,825	9,825
Net cash provided by investing activities	1,123	637	4,596

Cash flows from financing activities:
Proceeds from issuance of common stock, net	36	69	3,215
Payments made on capital lease	(41)	-	-
Repurchase of common stock	(223)	-	-
Net cash provided by (used in) financing activities	(228)	69	3,215

Effect of foreign currency exchange rates on cash	(70)	38	(24)

Net (decrease) increase in cash and cash equivalents	2,466	(304)	3,467
Cash and cash equivalents, beginning of year	6,783	7,087	3,620
Cash and cash equivalents, end of year	$9,249	$6,783	$7,087

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$6	$-
Cash (received) paid for income taxes	$29	$(19)	$88

Supplemental disclosure of noncash activities:
Assets acquired under capital lease	$-	$163	$-
Issuance of common stock for business acquisition	$-	$-	$1,852
Contingent consideration issued for business acquisition	$-	$-	$(2,000)

The accompanying notes are an integral part of these consolidated financial statements.

LOGICVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Nature of Business

     LogicVision, Inc. (“LogicVision,” “we,” “us,” “our” or the “Company”) was incorporated on July 23, 1992 and was reincorporated in the State of Delaware on September 15, 2000. LogicVision is a test and yield learning company in the semiconductor design-for-test sector. We provide proprietary technologies for embedded test that enable the more efficient test of complex semiconductors. The embedded test solution allows integrated circuit designers to embed, into a semiconductor design, test functionality that can be used during semiconductor production and throughout the useful life of the chip. The technology also allows integrated circuits to be tested and characterized after they have been assembled onto boards and systems.

     We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2008, we incurred a net loss of approximately $3.5 million and had positive cash flows from operations of approximately $1.6 million. As of December 31, 2008, we had an accumulated deficit of approximately $103.3 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2009, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of our products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

Reverse Stock Split

     The Company implemented a 1-for-2.5 reverse stock split of its Common Stock on March 12, 2008, which had been approved by the Company’s stockholders at the Special Meeting of Stockholders on February 28, 2008. As the reverse stock split proportionally reduced the authorized and outstanding shares of Common Stock of the Company, without any change to the par value, the “Common Stock” balance on the consolidated balance sheet, and all share and per share data contained in these consolidated financial statements has been adjusted to reflect the 1-for-2.5 reverse stock split assuming the reverse stock split had occurred on January 1, 2006.

Reclassifications

     Certain amounts have been reclassified from the prior year to confirm to the current year’s presentation.

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

Cash and Cash Equivalents and Investments

     We consider all highly liquid investment instruments purchased with original maturities of three months or less at the acquisition date to be cash equivalents. Investment instruments purchased with original maturities of more than three months, which mature in less than twelve months, are considered to be short-term investments. All investments are classified as available-for-sale and are reported at fair value. At December 31, 2008 and 2007, the carrying value of our available-for-sale investments approximates their fair value. Interest and realized gains and losses are included in interest income. Realized gains and losses are recognized based on the specific identification method.

     Cash and cash equivalents and investments consist of the following (in thousands):

	December 31,
	2008	2007
Cash and cash equivalents:
Cash	$647	$1,848
Money market funds	8,452	1,596
Commerical paper	-	524
U.S. government agency notes	150	2,815
Total cash and cash equivalents	$9,249	$6,783

Short-term investments:
Commerical paper	-	199
U.S. government agency notes	$150	$1,345
Total short-term investments	$150	$1,544

     The contractual maturities of debt securities classified as cash equivalents and available-for-sale investments at December 31, 2008 and 2007 are as follows (in thousands):

	Estimated Fair Value
	2008	2007
Maturing 90 days or less from purchase	$150	$3,339
Maturing between 90 days and one year from purchase	150	1,544
Total available-for-sale debt securities	$300	$4,883

     Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the Company may need to sell the investments to meet its cash needs. There was no unrealized gain (loss) at December 31, 2008, and there was $1,000 of unrealized gain at December 31, 2007.

Fair Value Measurement

     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

		Significant Other
	Balance as of	Observable Inputs
	December 31, 2008	(Level 2)
Assets:
Cash equivalents:
U.S. government agency notes	$150	$150
Short-term investments:
U.S. government agency notes	150	150
	$300	$300

Liabilities:	$-	$-

     Our financial assets are valued using market prices on less active markets (level 2). Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, we did not have any assets with instrument valuations obtained from real-time quotes for transactions in active exchange markets involving identical assets (level 1) or assets without observable market values that would require a high level of judgment to determine fair value (level 3).

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, if shorter. Maintenance and repairs are charged to operations as incurred.

Long-Lived Assets

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We use an estimate of the future undiscounted net cash flow of the related asset or asset grouping over the remaining life in measuring whether these assets are recoverable. During the three years ended December 31, 2008, we did not record any impairment of our long-lived assets, other than amounts related to our November 2005 restructuring.

Stock-Based Compensation

     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases under our 2000 Employee Stock Purchase Plan based on estimated fair values.

     Our Consolidated Financial Statements as of December 31, 2008, 2007 and 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 were $513,000, $990,000 and $376,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

     Stock-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     We use the Black-Scholes option-pricing model (“Black-Scholes model”) to determine the fair value of share-based awards granted. Our determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Expected volatilities are based on the historical volatility of our common stock. We use historical data to estimate option exercise and employee terminations. The expected term of the options granted represents the period of time that options are expected to be outstanding, based on historical information. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of our equity awards. We do not anticipate paying any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero.

     For further information on stock-based compensation, see Note 9.

     We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock award (except stock awards to non-employee directors) is remeasured at each period end until a commitment date is reached, which is generally the vesting date. All of our non-employee stock awards were fully vested as of December 31, 2008.

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

Research and Development

     Research and development costs are charged to operating expense as incurred.

Software Development Costs and Capitalized Technology License

     Costs related to research and development are generally charged to expense as incurred. Capitalization of material software development costs begins when a product's technological feasibility has been established in accordance with the provisions of SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

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

     For accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. Based on the expected collectibility of the accounts receivable balance, we maintain an allowance for doubtful accounts. We review our allowance for doubtful accounts monthly by assessing individual accounts receivable over a specified aging and amount, and all other balances on a pooled basis based on historical collection experience. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. At December 31, 2008, four customers accounted for approximately 34%, 25%, 10% and 10% of net accounts receivable, respectively. At December 31, 2007, four customers accounted for approximately 26%, 17%, 17% and 10% of net accounts receivable, respectively.

     Customers accounting for more than 10 percent of revenues are as follows:

	Year Ended December 31,
	2008	2007	2006
LSI Corporation	16%	21%	26%
Broadcom Corporation	18%	19%	18%

     There can be no assurance that the market will accept our technology as an alternative to current design test development methods. If the market does not accept our technology at all or in the time frame anticipated in our projections, our revenues, results of operations, financial condition or cash flows would be materially affected.

Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109 (“SFAS 109”), “Accounting for Income Taxes.” As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings.

     The Company adopted a policy to classify accrued interest and penalties as part of the accrued FIN No. 48 liability in the provision for income taxes. For the year ended December 31, 2008, the Company did not recognize interest or penalties related to unrecognized tax benefits.

Unrecognized Tax Benefits
Balance at January 1, 2008	$600,000
Additions for tax positions of prior years	-
Reductions for tax position of prior years	-
Additions based on tax positions related to the current year	-
Decreases – Settlements	-
Reductions – Settlements	-
Balance at December 31, 2008	$600,000

     None of the $0.6 million of tax positions would affect our income tax expense if recognized.

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax matters.

     By the end of 2009, the Company expects to have no uncertain tax positions that would be reduced as a result of a lapse of the applicable statute of limitations. We do not anticipate the adjustments would result in a material change to our financial position.

     We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 1991 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Foreign Currency Translation

     We have foreign subsidiaries whose financial statements are denominated in the local currency. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency financial statements into U.S. dollars, have been included on the balance sheet as a cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss). Exchange gains or losses from foreign currency transactions are included in the consolidated statement of operations and were not material for any period presented.

Fair Value of Financial Instruments

     The carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of the common shares outstanding during the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from conversion of preferred stock, stock options and warrants and outstanding shares of common stock subject to repurchase are anti-dilutive for all periods presented. Options and warrants to purchase approximately 2.8 million, 1.7 million and 1.5 million shares of common stock have been excluded for the years ended December 31, 2008, 2007 and 2006, respectively, as they are anti-dilutive. There were no shares subject to repurchase as of December 31, 2008, 2007 and 2006.

Comprehensive Loss

     Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For all periods presented, the primary differences between our net loss and comprehensive loss arise from foreign currency translation adjustments and unrealized gains (losses) on investments, the components of which are immaterial for all periods presented.

Recent Accounting Pronouncements

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

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

     In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. EITF 07-1 is applicable for fiscal years beginning after December 15, 2008. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

3. BALANCE SHEET COMPONENTS

     Property and equipment, net were comprised of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$2,486	$2,987
Office equipment and leasehold improvements	474	506
	2,960	3,493
Less: accumulated depreciation	(2,549)	(2,983)
	$411	$510

     Depreciation and amortization expense related to property and equipment totaled $338,000, $447,000 and $562,000 for the years ended December 31, 2008, 2007 and 2006, respectively. During 2007, the Company entered into a capital lease for computer equipment valued at $163,000. As of December 31, 2008, the carrying value of this equipment was $113,000.

     Accrued liabilities were comprised of the following (in thousands):

	December 31,
	2008	2007
Accrued compensation and benefits	$1,030	$1,415
Accrued professional fees	349	318
Other accrued liabilities	412	282
	$1,791	$2,015

4. LOAN AGREEMENT

     We have a loan agreement with a bank under which we may borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 3.25% at December 31, 2008. The agreement is unsecured and is not collateralized by our assets. Under the agreement, we must comply with certain operating and reporting covenants and are not permitted to pay dividends, or make material investments or dispositions without the prior written consent of the bank. If we fail to comply with our covenants under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing money or extending credit to or for the Company. The agreement was amended subsequent to the end of the year and will expire on March 27, 2009. We are in compliance with the covenants under this agreement at December 31, 2008. At December 31, 2008 there were no outstanding borrowings under the agreement and $1.0 million was available.

5. COMMITMENTS AND CONTINGENCIES

Lease Obligations

     The Company and its subsidiaries in the US and Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, and payments due under a capital lease, at December 31, 2008 were as follows (in thousands):

	Operating
Year ending December 31,	Leases	Capital Lease
2009	763	47
2010	305	65
2011	70	-
	$1,138	$112

     Rent expense for the years ended December 31, 2008, 2007 and 2006 was $451,000, $474,000 and $586,000, respectively.

Indemnification Obligations

     We enter into standard license agreements in the ordinary course of business. Pursuant to these agreements, we agree to indemnify our customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. Our normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification we may be required to make may exceed our normal business practices. We estimate the fair value of our indemnification obligations as insignificant, based upon our historical experience concerning product and patent infringement claims. Accordingly, we had no liabilities recorded for indemnification under these agreements as of December 31, 2008.

     We have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a directors and officers insurance policy that reduces our exposure and enables us to recover a portion of future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2008.

     See also Note 10.

Warranties

     We offer our customers a warranty that our products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, we had no liabilities recorded for these warranties as of December 31, 2008 or 2007. We assess the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

6. INTANGIBLE ASSETS AND GOODWILL

     Amortization of intangible assets was $0 in fiscal 2008, $178,000 in fiscal 2007, and $287,000 in fiscal 2006. In fiscal 2007 and 2006, amortization of developed technology was charged to cost of sales. In fiscal 2006, amortization of the non-compete agreements was charged to sales and marketing and general and administrative expenses.

     We evaluate goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. We performed our annual goodwill impairment test as of October 1, 2008, and the test did not indicated impairment of goodwill. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

7. PREFERRED STOCK

     At December 31, 2008 and 2007, we had 5,000,000 shares of undesignated preferred stock, $0.0001 par value, authorized, none of which were issued or outstanding. The board of directors has the authority, without further action by the stockholders, to issue from time to time the preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and other rights of those shares. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters.

     On December 16, 2008, the Board of Directors declared a dividend distribution of one "Right" for each outstanding share of our Common Stock to stockholders of record at the close of business on December 26, 2008. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and Mellon Investor Services LLC.

     Under the Rights Agreement, one right will be distributed for each outstanding share of our Common Stock held by stockholders of record as of the close of business on December 26, 2008. Each Right when exercisable entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of preferred stock, designated as Series A Participating Preferred at a price of $6.00 per one one-thousandth of a share.

     The Rights will be exercisable if a person, entity or group acquires 15% or more of the Company’s Common Stock, subject to certain exceptions set forth in the Rights Agreement. The Rights Agreement has a term of one year and will expire on December 16, 2009, unless the Rights are earlier redeemed or the Rights Agreement is terminated earlier.

8. STOCK OPTION PLANS AND WARRANTS

Stock Option Plan

     Our 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Option Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of our fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of our common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 24, 2008, the Board of Directors approved an increase of 300,000 shares for issuance under the 2000 Plan. As of December 31, 2008, options to purchase a total of 2,772,641 and 4,251 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 280,200 non-qualified options, none of which options remained outstanding at December 31, 2008. A total of 2,844,037 shares are reserved for future issuance at December 31, 2008.

     Under the 2000 Plan, the Board of Directors has the authority to determine the type of option and the number of shares subject to each option. The exercise price is generally equal to the fair value of the underlying stock at the date of grant. Options generally vest over a four-year period and, if not exercised, expire ten years from the date of grant. The option plan also provides for accelerated vesting if there is a change in control of the Company (as defined in the 2000 Plan).

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

     The Exchange Offer expired on March 8, 2007, at which time properly tendered options for 972,964 shares were cancelled and new options for 879,684 shares were granted at the closing price of our common stock on the grant date. All new options have an option expiration term of ten years. Each new option had a one year vesting period.

     The following table summarizes all option activities from January 1, 2006 through December 31, 2008 (shares in thousands, except per share data):

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Options outstanding:
Beginning balance	1,738	$2.84	1,479	$7.84	1,743	$8.90

Granted	1,430	$1.22	1,419	$2.55	272	$3.28
Exercised	-		(2)	$1.50	(20)	$1.93
Forfeited	(391)	$2.70	(1,158)	$8.88	(516)	$9.23

Ending Balance	2,777	$2.02	1,738	$2.84	1,479	$7.84

Options exercisable at end of year	1,326	$2.69	932	$3.00	1,230	$8.73

      The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $0.77, $1.03 and $2.08, respectively. There were no option exercises during the year ended December 31, 2008. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $1,000 and $28,000, respectively. We issue new shares upon the exercise of options. There was no tax benefit realized from exercised options. For the three years ended December 31, 2008, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected average life of option	4.7 years	4.8 years	4.2 years
Risk-free interest rate	1.76%	4.82%	4.37%
Expected dividends	-	-	-
Expected volatility	87%	73%	83%

     The options outstanding and currently exercisable by exercise price at December 31, 2008 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life(years)	price	Options	life(years)	price
$0.83-$0.83	807	9.9	$0.83	-	-	$-
$0.97-$2.35	489	9.1	$1.74	96	8.9	$1.82
$2.50-$2.50	852	8.1	$2.50	852	8.1	$2.50
$2.67-$9.05	629	7.6	$3.12	378	7.4	$3.36
	2,777	8.7	$2.02	1,326	8.0	$2.69
Vested and expected to vest	2,193	7.5	$2.16

     The aggregate intrinsic value of options outstanding in the preceding table, based on our closing stock price of $0.76 as of December 31, 2008 was $0. The aggregate intrinsic value of vested options and those expected to vest was $0 as of December 31, 2008. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 were $488,000, $829,000, and $293,000, respectively. As of December 31, 2008, total compensation cost related to non-vested stock options not yet recognized was $553,000 which is expected to be recognized over the next 1.8 years.

Valuation and Expense Information under SFAS 123(R)

     SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair value. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 which was allocated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues:
Service	$22	$50	$27
Stock-based compensation expense included in cost of sales	22	50	27
Operating expenses:
Research and development	161	321	70
Sales and marketing	187	320	146
General and administrative	143	299	133
Stock-based compensation expense included in operating expenses	491	940	349

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$513	$990	$376

Effect on net loss per share, basic and diluted	$(0.05)	$(0.10)	$(0.05)

     As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Warrants

     At December 31, 2008, we had warrants outstanding to purchase common stock as follows:

	Number		Exercise
Warrants type	outstanding	Expiration date	price
Warrants issued for Series G financing	31,293	December 2009	$2.50

     The fair value of these warrants was determined using the Black-Scholes model assuming volatility factors of 0.60, contractual lives between 4 and 10 years, and risk-free rates of return between 5.3% and 5.6%.

9. STOCK PURCHASE PLAN

     Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 400,000 shares of common stock were reserved for issuance at December 31, 2008. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year by the lesser of 50,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors. On January 24, 2008, the Board of Directors approved an increase in the number of shares reserved for issuance by 50,000 shares. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of the Company’s Board of Directors. During the years ended December 31, 2008, 2007, and 2006, we issued 29,958, 31,240, and 27,636 shares under the Purchase Plan at average prices of $1.24, $2.15, and $2.65 per share, respectively. At December 31, 2008, there were 104,195 shares available for future issuance under the Purchase Plan.

     The estimated fair value of purchase rights under our Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected average life of option	6 months	6 months	6 months
Risk-free interest rate	1.99%	5.09%	5.15%
Expected dividends	-	-	-
Expected volatility	105%	62%	70%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.64, $0.85 and $1.20 for the years ended December 31, 2008, 2007 and 2006, respectively.

10. PRIVATE PLACEMENT

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

11. INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows (in thousands):

	December 31,
	2008	2007	2006
Current
Federal	$-	$-	$-
State and foreign	22	(37)	144
	22	(37)	144
Deferred
Federal	-	-	-
State and foreign	-	-	-
Total provision (benefit) for income taxes	$22	$(37)	$144

     In 2008, we recorded an income tax provision of $22,000 related to foreign taxes.

     Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007	2006
Deferred tax assets:
Net operating losses	$33,710	$31,528	$30,530
Reserves and accruals	368	243	241
Credits	1,106	1,120	1,852
Deferred revenue	241	1,288	1,215
Depreciation and amortization	643	709	690
	36,068	34,888	34,528
Valuation allowance	(36,068)	(34,888)	(34,528)
Net deferred tax assets	$-	$-	$-

     We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates, on an annual basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

     As of December 31, 2008, we had federal and California net operating loss carryforwards of approximately $93.1 million and $33.8 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards begin to expire in 2010 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

     As of December 31, 2008, we had federal and California research and experimentation tax credit carryforwards of approximately $1.1 million and $0.9 million, respectively. These federal tax credit carryforwards begin to expire in 2010, if not utilized. Unused California tax credit carryforwards may be carried forward indefinitely. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

     For financial reporting purposes the tax effect of the net operating loss and tax credit carryforwards have been recorded as deferred tax assets.

     The effective tax rate differs from the statutory federal income tax rate as follows:

	December 31,
	2008	2007	2006
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.8)	(5.8)	(5.8)
Stock-based compensation	4.3	10.4	2.1
Credits	-	-	(0.2)
Change in valuation allowance	33.5	25.5	40.5
Foreign taxes	0.3	(1.9)	2.3
Expiration of State NOLs	-	3.9	-
Other	2.3	0.9	(3.0)
Effective tax rate	0.6%	(1.0)%	2.0%

     The domestic and foreign components of earnings before taxes were as follows (in thousands):

	December 31,
	2008	2007	2006
U.S.	$(3,502)	$(3,840)	$(6,860)
Non-U.S.	(20)	80	(83)

	$(3,522)	$(3,760)	$(6,943)

     The valuation allowance increased by $1.2 million and $0.4 million during the years ended December 31, 2008 and 2007, respectively.

12. SEGMENT REPORTING

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

     The table below sets forth revenues by product line (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue by product line:
ETCreate	$9,608	$9,621	$7,774
Silicon Insight	1,720	1,313	1,759
Yield Insight	-	93	134
Consulting & Training	845	591	850
Total revenues	$12,173	$11,618	$10,517

     The following is a summary of our revenues by geographic operations (in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue by geographic region:
United States	$8,580	$8,766	$8,827
Japan	2,118	1,901	1,176
Other	1,475	951	514
Total revenues	$12,173	$11,618	$10,517

     The following is a summary of our long-lived assets (in thousands):

	December 31,
	2008	2007
United States	$323	$357
Canada	85	153
Japan	3	-
	$411	$510

13. BENEFIT PLAN

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

14. RESTRUCTURING COSTS

     In the fourth quarter of 2008, we implemented a restructuring plan to reduce operating costs by consolidating facilities. Accordingly, we recognized a restructuring charge of approximately $0.3 million for the facility abandonment expenses and other contractual charges associated with these facilities. The restructuring plan eliminated the Massachusetts facility and reduced the utilized space leased in San Jose, California. The restructuring plan was substantially completed by the end of December 2008.

     The following is a summary of activities in accrued restructuring and excess facilities costs at December 31, 2008 (in thousands):

	Excess
	Facilities	Total
Balance as of January 1, 2008	$-	$-
Restructuring charge	334	334

Balance as of December 31, 2008	$334	$334

     At December 31, 2008, the current portion of our restructuring accrual of $246,000 is included in accrued liabilities and the long-term portion of our restructuring accrual of $88,000 is included in other long-term liabilities on our consolidated balance sheet.

     The restructuring charges are included in the Consolidated Statement of Operations for the year ended December 31, 2008 as follows (in thousands):

	Excess
	Facilities	Total
Restructuring charge	$334	$334

Total operating expenses	$334	$334

15. STOCK REPURCHASES

     In April 2008, the Board of Directors authorized the repurchase of up to $200,000 worth of the Company’s common stock. The Company was authorized to repurchase the shares in the open market or private transactions, at the discretion of the Company’s management. The Company began repurchasing shares in May 2008. In November 2008, the Board of Directors approved the repurchase of an additional $23,039 worth of the Company’s Common Stock. During the year ended December 31, 2008, the Company repurchased 236,492 shares for an aggregate cost of $223,000.

16. CHANGE OF CONTROL AGREEMENTS

     On November 12, 2008, we entered into Change of Control Severance Agreements (the “Agreements”) with James T. Healy, our President and Chief Executive Officer, Fadi Maamari, our Chief Operating Officer, and Mei Song, our Chief Financial Officer. The Agreements entered into with Messrs. Healy and Maamari replaced existing Change of Control Severance Agreements between each of them and the Company.

     Each Agreement provides that in the event of an involuntary termination of the executive within three months before or twelve months after a change of control, the executive will be entitled to (i) a cash payment based on the executive’s annual base salary as of the termination date (equal to 150% of such annual base salary for Mr. Healy, and equal to 100% of such annual base salary for each of Mr. Maamari and Ms. Song), (ii) a cash payment based the executive’s target bonus and target commission for the year in which the executive is terminated (equal to 150% of such target bonus and target commission for Mr. Healy, and equal to 100% of such target bonus and target commission for each of Mr. Maamari and Ms. Song), (iii) the immediate acceleration of vesting and exercisability of the executive’s outstanding options to acquire our common stock and (iv) reimbursement of health insurance premiums for the executive and eligible dependents for up to twelve months measured from the date of termination. The executives have agreed not to solicit our employees for a period of time (18 months for Mr. Healy, and 12 months for each of Mr. Maamari and Ms. Song) following termination of employment giving rise to severance payments, and not to compete with the Company for the period during which they receive severance payments. A “change of control” includes a merger or consolidation involving the Company in which our stockholders immediately prior to such merger or consolidation own 50% or less of the voting power of the surviving entity’s voting securities, sale of all or substantially all of our assets, the approval by our stockholders of a plan of complete liquidation or dissolution, and the acquisition by a person or related group of persons of 50% or more of the voting power of our voting securities.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

     The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended December 31, 2008. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)
Revenues:
License	$1,397	$1,582	$1,408	$1,384	$1,321	$1,396	$1,457	$1,105
Service	1,599	1,598	1,619	1,586	1,553	1,566	1,626	1,525
Product	-	-	-	-	-	69	-	-
Total revenues	2,996	3,180	3,027	2,970	2,874	3,031	3,083	2,630

Cost of revenues:
License	154	167	170	176	202	229	225	231
Service	587	673	658	655	640	611	552	523
Total cost of revenues	741	840	828	831	842	840	777	754
Gross profit	2,255	2,340	2,199	2,139	2,032	2,191	2,306	1,876

Operating expenses:
Research and development	701	736	801	1,008	835	920	927	955
Sales and marketing	1,039	1,252	1,540	1,506	1,067	1,175	1,547	1,301
General and administrative	969	868	915	894	902	896	1,077	912
Restructuring	334	-	-	-	-	-	-	-
Total operating expenses	3,043	2,856	3,256	3,408	2,804	2,991	3,551	3,168

Loss from operations	(788)	(516)	(1,057)	(1,269)	(772)	(800)	(1,245)	(1,292)
Interest and other income	14	17	58	18	65	112	67	105

Loss before provision (benefit) for income taxes	(774)	(499)	(999)	(1,251)	(707)	(688)	(1,178)	(1,187)
Provision (benefit) for income taxes	8	-	(2)	15	5	-	(58)	16

Net loss	$(782)	$(499)	$(997)	$(1,266)	$(712)	$(688)	$(1,120)	$(1,203)

Net loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.10)	$(0.13)	$(0.07)	$(0.07)	$(0.12)	$(0.12)

Market stock price range:
High	$1.00	$1.61	$2.02	$2.48	$2.63	$2.33	$2.35	$3.20
Low	$0.35	$0.24	$0.99	$1.20	$1.95	$1.80	$1.75	$2.03

Note:	All per share data has been adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Allowance for
	Doubtful	Inventory
Description	Accounts	Reserve
Year ended December 31, 2006:
Balance at beginning of fiscal year	$25	$60
Addition/charged to expenses	-	-
Recoveries	(19)	(60)

Balance at end of fiscal year	$6	$-

Year ended December 31, 2007:
Balance at beginning of fiscal year	$6	$-
Addition/charged to expenses	20	-
Recoveries	(6)	-

Balance at end of fiscal year	$20	$-

Year ended December 31, 2008:
Balance at beginning of fiscal year	$20	$-
Addition/charged to expenses	5	-
Recoveries/Write-offs	(20)	-

Balance at end of fiscal year	$5	$-

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

     Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

     Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2009 Annual Meeting of Stockholders scheduled to be held on June 11, 2009 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Equity Compensation Plan Information

     The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008 (as adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008):

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in
	and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 and 2000 Stock Option Plan	2,776,892	$2.02	67,145 (1)
2000 Employee Stock Purchase Plan	—	—	104,195 (2)

Total	2,776,892	$2.02	171,340

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

	(1)	Financial Statements

See Index under Item 8.

	(2)	Financial Statement Schedule

See Index under Item 8.

	(3)	Exhibits

See Item 15(b) below. Each compensatory plan required to be filed has been identified.

(b)	Exhibits.

Exhibit
Number	Description of Document
3(i)	Amended and Restated Certificate of Incorporation.

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.4

Rights Agreement, dated as of December 16, 2008, between LogicVision, Inc. and Mellon Investor Services LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed December 17, 2008).

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

10.10#	Change in Control Severance Agreement entered into by and between the Company and James T. Healy.

10.11#	Change in Control Severance Agreement entered into by and between the Company and Fadi Maamari.

10.12#	Change in Control Severance Agreement entered into by and between the Company and Mei Song.

21.1	Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

Exhibit
Number		Description of Document
24.1		Power of Attorney (see page 64 of this Form 10-K)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

#	Indicates management contract or compensatory plan or arrangement.

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

LOGICVISION, INC.

Date: March 18, 2009

By:	/s/ JAMES T. HEALY
James T. Healy
President and Chief Executive Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Healy and Mei Song, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES T. HEALY	President and Chief Executive Officer (Principal	March 18, 2009
James T. Healy	Executive Officer) and Director

/s/ MEI SONG	Vice President of Finance and Chief Financial	March 18, 2009
Mei Song	Officer (Principal Financial and Accounting
Officer)

/s/ GREGG ADKIN	Director	March 18, 2009
Gregg Adkin

/s/ RANDALL A. HUGHES	Director	March 18, 2009
Randall A. Hughes

/s/ RICHARD OKUMOTO	Director	March 18, 2009
Richard Okumoto

/s/ MATTHEW RAGGETT	Director	March 18, 2009
Matthew Raggett

/s/ RICHARD C. YONKER	Director	March 18, 2009
Richard C. Yonker

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i)	Amended and Restated Certificate of Incorporation.

3(ii)	Bylaws of the Company, amended as of October 16, 2003 (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to Amendment No. 8 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.2	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.3	Form of Extinguishing Warrant to Purchase Shares of Common Stock (incorporated by reference Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-43654)).

4.4

Rights Agreement dated as of December 16, 2008, between LogicVision, Inc. and Mellon Investor Services LLC, which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed December 17, 2008).

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

10.10#		Change in Control Severance Agreement entered into by and between the Company and James T. Healy.

10.11#		Change in Control Severance Agreement entered into by and between the Company and Fadi Maamari.

10.12#		Change in Control Severance Agreement entered into by and between the Company and Mei Song.

21.1		Subsidiaries of the Company (incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 30, 2002).

23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 64 of this Form 10-K).

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
____________________

#	Indicates management contract or compensatory plan or arrangement.

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