Form 10-K/A
period 2008-12-31
LOGICVISION INC
filed 2009-04-29
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A

Amendment No. 1
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

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on The Nasdaq Capital Market on June 30, 2008) was approximately $7.5 million. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 31, 2009, there were 9,473,572 shares of Common Stock, $0.0001 per share par value, outstanding.

LOGICVISION, INC.

TABLE OF CONTENTS

2008 FORM 10-K/A

EXPLANATORY NOTE

     LogicVision, Inc. is filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2009 (the “Original Report”) in order to add certain information required by the following items of Form 10-K:

Item	Description
Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

     We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

     All references to the “Company, “we”, “us”, or “our” mean LogicVision, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

     Biographical information concerning each of the directors is set forth below.

	Served
	as
	Director
Name	Since	Age	Principal Business Experience for the Past Five Years
Gregg E. Adkin	2004	45

Mr. Adkin was appointed Chairman of the Board in March 2006. Mr. Adkin has been a General Partner at Valley Ventures, a venture capital fund, since May 2001. From 1986 to April 2001, Mr. Adkin was employed at Intel Corporation, most recently as Director of Strategic Investments. Mr. Adkin is on the Board of Directors of Innovasic Semiconductor Corp, Newport Imaging Corporation and Seclarity, Inc. Mr. Adkin holds a BS in Electrical Engineering from Boston University.

James T. Healy	2003	68

Mr. Healy has served as the Company’s President and Chief Executive Officer since December 2003. From July 2002 to November 2003, Mr. Healy was President of Spirox USA and Executive Vice President of Business Development and Strategic Marketing for Spirox Corporation, a provider of semiconductor manufacturing equipment and software. From April 2000 to June 2002, Mr. Healy was President of ASAT, Inc., a provider of semiconductor design, assembly and test services. From December 1999 to March 2000, Mr. Healy served as an independent consultant to software companies and from May 1998 to November 1999, Mr. Healy was Executive Vice President, Sales & Marketing at FormFactor, Inc., a manufacturer of advanced semiconductor wafer probe cards. He holds a BS in Business and an MS in Psychology from California State University, Hayward.

Randall A. Hughes	2004	70

Mr. Hughes has been the Chairman, President, Chief Executive Officer and founder of ManSim Inc., a manufacturing software company, since June 2002. Mr. Hughes was a consultant to Valchemy, Inc. from May 2001 to September 2006. From November 1999 to October 2001, Mr. Hughes was Vice President of Business Development at Genesis Semiconductor. Mr. Hughes holds a BA with majors in Mathematics and Physics from Northern Michigan University.

	Served
	as
	Director
Name	Since	Age	Principal Business Experience for the Past Five Years
Richard Okumoto	2007	56

Mr. Okumoto has been the Chief Financial Officer for Advanced Micro-Fabrication Equipment, Inc., a manufacturer of capital equipment for the semiconductor industry, since May 2007. Mr. Okumoto served as a director for Vitex Systems Inc., from January 2005 to January 2006. From May 2003 until May 2005, he was the Chief Financial Officer and Secretary of Photon Dynamics, Inc., a manufacturer of capital equipment for the flat panel display industry. From December 2002 until May 2003, Mr. Okumoto was Vice President of Administration and Chief Financial Officer at Electro Scientific Industries, Inc., a manufacturer of semiconductor capital equipment. Mr. Okumoto currently serves as a member of the Board of Directors for the San Jose State University Research Foundation. Mr. Okumoto holds a B.S. in Business Administration from San Jose State University.

Matthew Raggett	2004	48

Mr. Raggett has been the President and Chief Executive Officer of Adaus Ventures since February 2004. From October 2002 to February 2004, Mr. Raggett served as the President and Chief Executive Officer of Analog Design Automation, Inc. From August 1995 to October 2002, Mr. Raggett was the Vice President of Worldwide Field Operations for inSilicon Corporation. Mr. Raggett holds a higher technical certificate in Electronic Engineering (BSEE) from Brighton Technical College, England.

Richard C. Yonker	2003	61

Mr. Yonker has been the Senior Vice President of Finance and the Chief Financial Officer of Vitesse Semiconductor Corporation since December 2006. Mr. Yonker was the Chief Financial Officer of Capella Photonics, Inc., an optical network company, from October 2005 to November 2006. He previously was the Chief Financial Officer of Avanex Corporation, an optical components company, from April 2005 to September 2005. From March 2004 to March 2005, he was the Chief Financial Officer of Actelis Networks, Inc., a fiber performance over copper telecom company. From February 2003 to February 2004 he was a consultant. Mr. Yonker served as Chief Financial Officer of Agility Communications, Inc., an optical networking component company, from November 2000 to January 2003. From March 2000 to October 2000, Mr. Yonker was Vice President and Chief Financial Officer of MMC Networks, Inc., a semiconductor company acquired by Applied Micro Circuits Corporation in October 2000. Mr. Yonker holds an MS in Management (Finance) from MIT, and a BS in Industrial Engineering from General Motors Institute.

Audit Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in those persons who failed to timely file these reports. To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were satisfied for 2008, except for Gregg E. Adkin, Randall A. Hughes, Richard Okumoto, Matthew Raggett and Richard C. Yonker, who each filed one late report in connection with an annual grant of non-qualified stock options under the Company's 2000 Stock Incentive Plan.

Code of Business Conduct

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

Executive Officers

     Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Item 11. Executive Compensation

Executive Compensation

     The Summary Compensation Table and the tables that follow provide compensation information for James T. Healy, as President and Chief Executive Officer, the two most highly compensated executive officers of the Company who were serving as executive officers at the end of 2008, which in 2008 were Fadi Maamari and Mei Song, and Ronald H. Mabry, a former executive officer of the Company.

Summary Compensation Table

			Option Awards	Non-Equity Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	($)(4)	Compensation ($) (5)	Compensation ($)		Total ($)
James T. Healy	2008	311,000	176,079	-	12,000	(4)	535,994
President and Chief Executive Officer	2007	300,000	143,994	80,000	12,000	(4)	535,994

Fadi Maamari	2008	222,250	104,517	-	-		326,767
Chief Operating Officer (1)

Mei Song
Vice President, Finance and Chief Financial	2008	138,125	52,391	-	-		190,516
Officer (2)

Ronald H. Mabry	2008	225,451	56,623	-	50,533	(6)	332,607
Former Vice President Field Operations &
Applications Engineering (3)	2007	254,148	87,135	24,000	7,200	(7)	372,483
____________________

(1)	Mr. Maamari was appointed Chief Operating Officer effective October 14, 2008.

(2)	Ms. Song was appointed Vice President, Finance and Chief Financial Officer effective October 14, 2008.

(3)	On October 24, 2008, the Company entered into a separation agreement with Ronald H. Mabry.

(4)	Amounts listed in this column represent the compensation expense of option awards recognized by the Company under FAS 123R for the corresponding fiscal year, rather than amounts paid to or realized by a named individual, and includes expense recognized for awards granted prior to such year. Please refer to Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for the underlying assumptions for this expense. There can be no assurance the options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by the Company.

(5)	Amounts listed in this column represent bonuses paid under the annual incentive compensation plan for 2007. These amounts are not reported in the Bonus column because the award is tied to corporate performance goals.

(6)	Represents $43,333 in separation payments and $7,200 in payments made with respect of an auto allowance.

(7)	Represents payments made with respect of an auto allowance.

Salary

     The annual salaries of the named executive officers are reflected under the Salary column of the Summary Compensation Table. The Compensation Committee reviews salaries on an annual basis, and may recommend to the independent members of the Board of Directors adjustments to each executive officer’s salary from time to time based on the individual’s contributions and responsibilities on a case-by-case basis.

Incentive Compensation

     None of our named executive officers earned a bonus under our cash bonus plan for the 2008 fiscal year. Under the cash bonus plan for the 2008 fiscal year, which was based upon both qualitative and quantitative goals, bonuses to executive officers were based upon the achievement of specified targets relating to bookings, revenues, net income/net loss, net end-of-period cash and qualitative objectives. The independent members of the Board of Directors, taking into account the recommendations of the Compensation Committee of the Board of Directors, approved the 2008 cash bonus plan. Achievement of each of the target objectives for bookings, revenues, net income/net loss, and net end-of-period cash would have resulted in payment of up to 20% of the target bonus, provided that the Company met or exceeded minimum threshold targets of bookings, revenues, net income/net loss, and net end-of-period cash. Executive officers were eligible to receive 120% of their target bonuses if the Company met or exceeded the highest threshold targets for bookings, revenues, net income/net loss, net end-of-period cash and qualitative objectives.

Stock Option Awards

     In 2008, all named executive officers received grants of options to purchase Common Stock. The exercise price was the fair market value of the Company’s Common Stock on the grant date. Although these awards will generally vest and become exercisable over a four-year period, the amounts disclosed in the Option Awards column of the Summary Compensation Table attributable to the 2008 awards reflect the portion of these awards expensed by the Company in the 2008 fiscal year under FAS 123R. The balance of the amount set forth in the Option Awards column is attributable to the amounts expensed by the Company in the 2008 fiscal year for outstanding stock option awards from previous years under FAS 123R.

     The amounts, if any, actually realized by the named executive officers for the 2008 awards will vary depending on the vesting of the award and the price of the Company’s Common Stock in relation to the exercise price at the time of exercise. Detail regarding the number of exercisable and unexercisable options held by each named executive officer at year-end is set forth in the Outstanding Equity Awards at Fiscal Year-End Table below.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     In 2003, the Compensation Committee recommended, and the Board of Directors approved, the amendment of the outstanding stock option agreements then in effect and the form of stock option agreement used under the Company’s 2000 Stock Incentive Plan to provide for acceleration of vesting in full in certain circumstances following a change in control of the Company. Because the amendment applied to all outstanding stock option agreements and the form of stock option agreement, the provision regarding acceleration of vesting applies to options that are held by, or may be issued to, the named executive officers.

     In October 2008, the Company entered into a separation agreement with Ronald H. Mabry, its former Vice President, Field Operations and Application Engineering. Under the separation agreement, Mr. Mabry continued receiving as separation payments his base salary until April 14, 2009 or, if earlier, until commencing new employment. In addition, the Company agreed to pay 75% of the premium payments for coverage under COBRA through April 30, 2009.

     In November 2008, the Company entered into Change of Control Severance Agreements with each of James T. Healy, Fadi Maamari and Mei Song. The agreements entered into with Messrs. Healy and Maamari replaced existing Change of Control Severance Agreements between each of them and the Company. Each agreement provides that in the event of an involuntary termination of the executive within three months before or twelve months after a change of control of the Company, the executive will be entitled to (i) a cash payment based on the executive’s annual base salary as of the termination date (equal to 150% of such annual base salary for Mr. Healy, and equal to 100% of such annual base salary for each of Mr. Maamari and Ms. Song), (ii) a cash payment based the executive’s target bonus and target commission for the year in which the executive is terminated (equal to 150% of such target bonus and target commission for Mr. Healy, and equal to 100% of such target bonus and target commission for each of Mr. Maamari and Ms. Song), (iii) the immediate acceleration of vesting and exercisability of the executive’s outstanding options to acquire the Company’s common stock and (iv) reimbursement of health insurance premiums for the executive and eligible dependents for up to twelve months measured from the date of termination. The executives have agreed not to solicit employees of the Company for a period of time (18 months for Mr. Healy, and 12 months for each of Mr. Maamari and Ms. Song) following termination of employment giving rise to severance payments, and not to compete with the Company for the period during which they receive severance payments. A “change of control” includes a merger or consolidation involving the Company in which the Company’s stockholders immediately prior to such merger or consolidation own 50% or less of the voting power of the surviving entity’s voting securities, sale of all or substantially all of the Company’s assets, the approval by the Company’s stockholders of a plan of complete liquidation or dissolution, and the acquisition by a person or related group of persons of 50% or more of the voting power of the Company’s voting securities.

2008 Outstanding Equity Awards At Fiscal Year-End

	Option Awards (1)
		Number of Securities
	Number of Securities	Underlying Unexercised
	Underlying Unexercised	Options (#)
Name	Options (#) Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
James T. Healy	25,000	15,000	3.30	2/15/2016
	6,000	10,000	2.68	2/2/2017
	97,778	-	2.50	3/8/2017
	64,000	-	2.50	3/8/2017
	8,000	-	2.50	3/8/2017
	14,222	-	2.50	3/8/2017
	10,000	70,000	1.75	1/24/2018
	-	159,000	0.83	12/5/2018

Fadi Maamari	5,000	3,000	2.90	2/3/2016
	2,000	2,000	3.63	7/20/2016
	21,000	35,000	2.68	2/2/2017
	4,480	-	2.50	3/8/2017
	400	-	2.50	3/8/2017
	4,800	-	2.50	3/8/2017
	2,800	-	2.50	3/8/2017
	1,680	-	2.50	3/8/2017
	4,800	-	2.50	3/8/2017
	2,800	-	2.50	3/8/2017
	5,760	-	2.50	3/8/2017
	7,000	49,000	1.75	1/24/2018
	-	80,000	0.83	12/5/2018

Mei Song	1,000	600	2.90	2/3/2016
	3,000	5,000	2.68	2/2/2017
	3,200	-	2.50	3/8/2017
	1,000	-	2.50	3/8/2017
	3,200	-	2.50	3/8/2017
	1,600	-	2.50	3/8/2017
	2,000	-	2.50	3/8/2017
	1,200	-	2.50	3/8/2017
	1,000	7,000	1.75	1/24/2018
	-	74,000	0.83	12/5/2018

Ronald H. Mabry	12,500	-	3.3	1/14/2009
	7,000	-	1.75	1/14/2009
	21,908	-	2.5	1/14/2009
	25,600	-	2.5	1/14/2009
	19,692	-	2.5	1/14/2009
	12,800	-	2.5	1/14/2009
	21,000	-	2.675	1/14/2009

____________________

(1)	The number of shares and the exercise price for certain options listed in this table has been adjusted to reflect a 1-for 2.5 reverse split of the Company’s Common Stock effected on March 12, 2008.

(2)	Except as otherwise noted in note (3), all options listed in this table become exercisable as to 25% of the shares on the first anniversary of the grant date, with the remaining shares vesting ratably each six-month period thereafter over the following three years. Except as otherwise noted, the options have a term of ten years, subject to earlier termination in certain events relating to termination of employment. Vesting of the options is subject to acceleration under the circumstances described under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

(3)	On March 8, 2007, the Company completed an exchange offer with its eligible employees, including its executive officers, to exchange some or all of their outstanding stock options to purchase Common Stock that had with an exercise price greater than $3.70 per share (as adjusted for a 1-for 2.5 reverse split of the Company’s Common Stock effected on March 12, 2008) for replacement options. Each of our executive officers exchanged all of their eligible options for replacement options. The exchange ratio applicable to our executive officers was one-for-1.25. The exercise price per share of each replacement option granted was $2.50 and each replacement option has a one year vesting period, one-half of which vested on the date that was six months after the replacement option’s issuance date and the remainder vesting in equal monthly installments over the next six months. Each replacement option has an expiration term of ten years. Options that did not have an exercise price greater than $3.70 per share were not eligible for exchange, and such options vest as to 25% of the shares on the first anniversary of the grant date, with the remaining shares vesting ratably each six-month period thereafter over the following three years.

Compensation of Directors

     The Company’s non-employee directors each receive a cash retainer of $10,000 per year, payable in equal quarterly installments. The Chairman of the Board receives an additional cash retainer of $10,000 per year, payable in equal quarterly installments. The Chair of the Audit Committee receives an additional cash retainer of $5,000 per year, payable in equal quarterly installments, and the Chairs of the other Committees of the Board of Directors receive an additional cash retainer of $2,000 per year, payable in equal quarterly installments. In addition, the Company reimburses directors for reasonable expenses in connection with attendance at meetings of the Board of Directors and committee meetings. Directors who are employees of the Company do not receive any cash compensation for their services as directors.

     In addition to cash compensation for services as a member of the Board, under the Company’s 2000 Stock Incentive Plan, directors who are not employees also receive an initial grant of an option to purchase 8,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant, which vests in two equal annual installments on each of the first two anniversaries of the date of grant, or, if earlier, immediately prior to the next two regular annual meetings of the Company’s stockholders following the date of grant. On the first business day following each regular annual meeting of the Company’s stockholders after appointment or election to the Board, each non-employee director receives an option to purchase 4,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant, which vests in full on the first anniversary of the date of grant, or if earlier, immediately prior to the next regular annual meeting of the Company’s stockholders following the date of grant. Each non-employee director who is not initially elected at a regular annual meeting of stockholders receives an option to purchase a pro rata portion of 4,000 shares based on the number of full months remaining from the date of election until the next regular annual meeting, which vests in full immediately prior to the next regular annual meeting of the Company’s stockholders following the date of grant. Each director option that has been outstanding at least six months will vest in full upon a change in control.

     The table below shows the compensation paid to each non-employee director for their service in 2008.

2008 Director Compensation

Director	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Gregg E. Adkin	20,000	3,248	23,248

Randall A. Hughes	10,000	3,248	13,248

Richard Okumoto	15,000	3,248	18,248

Matthew Raggett	12,000	3,248	15,248

Richard C. Yonker	12,000	3,248	15,248
____________________

(1)	Amounts listed in this column represent the compensation expense of option awards recognized by the Company under Statement of Financial Accounting Standards No. 123 (revised 2004) (FAS 123R) for the 2008 fiscal year, rather than amounts paid to or realized by a named individual, and includes expense recognized for awards granted prior to 2008. Please refer to Note 8 to our consolidated financial statements in our 2008 Annual Report on Form 10-K for the underlying assumptions for this expense. There can be no assurance the options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense recognized by the Company.

(2)	The following table provides the number of shares of Common Stock subject to outstanding options held at December 31, 2008 for each director, as applicable (as adjusted for a 1-for 2.5 reverse split of the Company’s Common Stock effected on March 12, 2008):

Number of Shares Underlying
Name	Unexercised Options
Gregg E. Adkin	26,000
Randall A. Hughes	27,000
Richard Okumoto	16,000
Matthew Raggett	27,000
Richard C. Yonker	24,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

     The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2008 (as adjusted to reflect the 1-for-2.5 reverse stock split of our Common Stock which became effective March 12, 2008):

			Number of securities
			remaining available
			for future issuance
			under equity
	Number of securities	Weighted-average	compensation plans
	to be issued upon	exercise price of	(excluding securities
	exercise of outstanding	outstanding options,	reflected in
	options, warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1994 Flexible Stock Incentive Plan and
2000 Stock Incentive Plan	2,776,892	$2.02	67,145 (1)
2000 Employee Stock Purchase Plan	—	—	104,195 (2)

Total	2,776,892	$2.02	171,340

____________________

(1)	Consists of the number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Plan.

(2)	Consists of the number of shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2002, by the lesser of 50,000 shares, 1% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 2009 as to shares of the Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers named under “Executive Compensation -- Summary Compensation Table,” and (iv) all directors and executive officers of the Company as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise noted below, the address of each beneficial owner is c/o LogicVision, Inc., 25 Metro Drive, Third Floor, San Jose, California 95110. The percentage of Common Stock beneficially owned is based on 9,473,572 shares outstanding as of March 31, 2009. In addition, shares issuable pursuant to options or warrants which may be exercised within 60 days of March 31, 2009 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the number of shares considered to be outstanding for the purposes of this table may vary depending on the individual’s particular circumstances.

		Right to Acquire		Percentage of
	Number of Shares	Beneficial Ownership		Common Stock
Name and Address of Beneficial	of Common Stock	within 60 days of		Beneficially
Owner	Beneficially Owned (1)	March 31, 2009	Total	Owned
Directors and Named
Executive Officers:
Gregg E. Adkin (2)	939,170	26,000	965,170	10.2%
James T. Healy	48,116	242,000	290,116	3.0%
Randall A. Hughes	10,000	27,000	37,000	*
Richard Okumoto	0	16,000	16,000	*
Matthew Raggett	6,206	27,000	33,206	*
Richard C. Yonker	0	24,000	24,000	*
Fadi Maamari	13,250	78,020	91,270	*
Mei Song	9,150	19,400	28,550	*
Ronald H. Mabry	1,000	0	1,000	*
5% Stockholders:
Austin W. Marxe and David M.
Greenhouse (3)	781,332	0	781,332	8.3%
MicroCapital LLC (4)	1,088,534	0	1,088,534	11.5%
Pacific Asset Partners (5)	484,000	0	484,000	5.1%
Ruth and Roy Rogers (6)	881,451	0	881,451	9.3%
Valley Ventures II, L.P. and
Valley Ventures III, L.P. (7)	939,170	0	939,170	9.9%
Wellington Management Co. LLP (8)	639,000	0	639,000	6.8%
All Directors and Executive Officers
as a group (8 persons)	1,025,892	459,420	1,485,312	15.0%

____________________

*	Less than 1%.

(1)	To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2)	Includes 346,491 shares held by Valley Ventures II, L.P. and 592,679 shares held by Valley Ventures III, L.P. Mr. Adkin is a managing member of VV II Management, L.L.C., the general partner of Ventures II and a managing member of VV III Management, L.L.C., the general partner of Ventures III. Mr. Adkin is also a limited partner of Ventures II and Ventures III. Mr. Adkin disclaims beneficial ownership of the Company’s shares held by Valley Ventures II, L.P. and Valley Ventures III, L.P., except to the extent that his interest in the shares arise from his interest, if any, in those entities. See note (6).

(3)	According to a Schedule 13G/A filed jointly on February 13, 2008 by Austin W. Marxe and David M. Greenhouse, Messrs. Marxe and Greenhouse share voting and dispositive power over 113,752 shares of Common Stock owned by Special Situations Technology Fund, L.P., and 667,580 shares of Common Stock owned by Special Situations Technology Fund II, L.P. The principal place of business for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, NY 10022.

(4)	According to a Schedule 13G/A filed jointly on December 7, 2007 by MicroCapital LLC, Ian P. Ellis and MicroCapital Fund, LP, MicroCapital LLC, a registered investment adviser and Mr. Ellis, a managing member and majority owner of MicroCapital LLC, have shared voting and dispositive power over 1,088,534 shares, and MicroCapital Fund, LP has shared voting and dispositive power over 794,847 shares. MicroCapital LLC acts as investment advisor and general partner to MicroCapital Fund, LP and as investment advisor to MicroCapital Fund Ltd. The address of the principal office of MicroCapital LLC, Mr. Ellis and MicroCapital Fund, LP is 623 Fifth Avenue, Suite 2502, New York, NY 10022.

(5)	According to a Schedule 13G filed jointly on December 29, 2006 by Pacific Asset Partners, an investment adviser, has sole voting and dispositive power over the shares listed. The address of the principal place of business for Pacific Asset Partners is 222 Kearney Street, Suite 410, San Francisco, CA 94108.

(6)	According to a Schedule 13G filed jointly on August 21, 2008 by Rogers Family Trust and Roy and Ruth Rogers Unitrust, Roy and Ruth Rogers may be deemed to beneficially own the 881,451 shares listed in the table. Rogers Family Trust has sole voting power and sole dispositive power to 620,950 shares listed in the table. Roy and Ruth Rogers Unitrust have sole voting power and sole dispositive power with respect to 260,501 shares listed in the table. The address for both entities is 3000 Sand Hill Road, Bldg 1, Suite 260, Menlo Park, CA 94025.

(7)	According to an amended Schedule 13D/A filed jointly on June 27, 2006 by Valley Ventures II, L.P., Valley Ventures III, L.P., VV II Management, L.L.C., VV III Management, L.L.C., John M. Holliman III, Gregg E. Adkin and Lawrence J. Aldrich, Ventures II holds 346,491 shares and Ventures III holds 572,679 shares. VV II Management, L.L.C., the general partner of Valley Ventures II, has sole power to vote or to direct the vote and sole power to dispose or direct the disposition of the shares of Common Stock held by Ventures II. Each of Messrs. Adkin and Holliman, as managing members of VV II, has sole power to vote or to direct the vote of the shares held by Ventures II and shared power to dispose or direct the disposition of the shares held by Ventures II. VV III Management, L.L.C., the general partner of Valley Ventures III, has sole power to vote or to direct the vote and sole power to dispose or direct the disposition of the shares of Common Stock held by Ventures III. Each of Messrs. Adkin and Holliman, as managing members of VV III, has shared power to vote or to direct the vote of the shares held by Ventures III and shared power to dispose or direct the disposition of the shares held by Ventures III. Messrs. Adkin and Holliman are limited partners of Ventures II and Ventures III. Each of VV II, VV III, Mr. Adkin and Mr. Holliman disclaims beneficial ownership of all shares of Common Stock held by Ventures II and Ventures III except to the extent that his or its interest in the shares arises from his or its interest, if any, in those entities. The business address for each person and entity is 80 East Rio Salado Parkway, Suite 705, Tempe, AZ 85281. Mr. Adkin is a director of the Company.

(8)	According to Schedules 13G filed on February 17, 2009 by Wellington Management Company, LLP and Wellington Trust Company, NA, in their roles as investment advisers, Wellington Management Company, LLP and Wellington Trust Company, NA have shared voting and shared dispositive power over 639,000 shares. The address of the principal office for Wellington Management Company, LLP and Wellington Trust Company, NA is 75 State Street, Boston, MA 02109.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

     The Board of Directors has determined that, except for Mr. Healy, each individual who currently serves as a member of the Board is, and each individual who served as a member of the Board in 2008 was, an “independent director” within the meaning of Rule 4200 of The NASDAQ Stock Market. Mr. Healy is not considered independent as he is employed by the Company as its President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

     The following table presents fees for professional audit services rendered by the Company’s independent registered public accounts for the audit of its annual financial statements for 2008 and 2007, and fees billed for other services rendered by its independent registered public accounts.

	Year Ended December 31,
	2008	2007
	(in thousands)
Audit Fees	$245	$181
Audit-Related Fees	-	3
Tax Fees	-	-
All Other Fees	-	18
Total	$245	$202
____________________

     Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and the review of the Company’s interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

     Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

     Tax Fees consist of fees billed for professional services rendered for tax advice, planning and compliance (domestic and international). These services include the preparation and review of income tax returns, and international returns, and assistance regarding transfer pricing, federal, state and international tax compliance, and international tax planning.

     All Other Fees consist of fees for products and services other than the services described above, including subscription to online services and attendance at training classes.

Pre-Approval Policies and Procedures

     It is the Company’s policy that all audit and non-audit services to be performed by LogicVision’s independent registered accounting firm be approved in advance by the Audit Committee. All of the services provided in 2008 were pre-approved.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGICVISION, INC.

Date: April 29, 2009

By:
/s/ JAMES T. HEALY
James T. Healy
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description of
Number	Document
31.3	Rule 13a-14(a) Certification of Chief Executive Officer.

31.4	Rule 13a-14(a) Certification of Chief Financial Officer.
____________________