Form 10-Q
period 2009-03-31
LOGICVISION INC
filed 2009-05-14
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
_________________

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     At May 12, 2009, 9,473,572 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,917	$9,249
Short-term investments	-	150
Accounts receivable, net of allowance for doubtful
accounts of $20 and $5, respectively	1,944	504
Prepaid expenses and other current assets	831	593
Total current assets	9,692	10,496
Property and equipment, net	347	411
Intangible assets, net	-	-
Goodwill	6,846	6,846
Other long-term assets	203	206
Total assets	$17,088	$17,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$773	$516
Accrued liabilities	1,578	1,791
Deferred revenue, current portion	7,703	7,871
Total current liabilities	10,054	10,178
Deferred revenue	1,043	1,703
Other long-term liabilities	76	187
Total liabilities	11,173	12,068

Commitments and contingencies (See Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 50,000 shares;
Issued and outstanding: 9,474 shares at March 31, 2009
and 9,460 shares at December 31, 2008	1	1
Additional paid-in capital	109,383	109,247
Accumulated other comprehensive loss	(37)	(29)
Accumulated deficit	(103,432)	(103,328)
Total stockholders' equity	5,915	5,891
Total liabilities and stockholders' equity	$17,088	$17,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Bundled time-based license and maintenance	$2,720	$2,815
Other license	61	-
Professional service	283	155
Total revenues	3,064	2,970

Cost of revenues:
Bundled time-based license and maintenance	468	754
Professional service	136	77
Total cost of revenues	604	831
Gross profit	2,460	2,139

Operating expenses:
Research and development	800	1,008
Sales and marketing	843	1,506
General and administrative	687	894
Cost related to strategic alternatives	243	-
Total operating expenses	2,573	3,408

Loss from operations	(113)	(1,269)
Interest and other income, net	9	18

Loss before provision for income taxes	(104)	(1,251)
Income tax provision	-	15

Net loss	$(104)	$(1,266)

Net loss per common share, basic and diluted	$(0.01)	$(0.13)
Weighted average number of shares outstanding, basic and diluted	9,468	9,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(104)	$(1,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	108
Provision for (recovery of) doubtful accounts	15	(9)
Stock-based compensation	120	177
Changes in operating assets and liabilities:
Accounts receivable	(1,454)	(133)
Prepaid expenses and other current assets	(238)	67
Other long-term assets	3	9
Accounts payable	257	29
Accrued and other liabilities	(313)	(551)
Deferred revenue	(828)	718
Net cash used in operating activities	(2,480)	(851)

Cash flows from investing activities:
Purchase of investments	-	(782)
Purchase of property and equipment	-	(59)
Proceeds from sales and maturities of investments	150	500
Net cash provided by (used in) investing activities	150	(341)

Cash flows from financing activities:
Proceeds from issuance of common stock	15	19
Payments made on capital lease	(11)	(10)
Net cash provided by financing activities	4	9

Effect of exchange rate on cash and cash equivalents	(6)	-

Net decrease in cash and cash equivalents	(2,332)	(1,183)
Cash and cash equivalents, beginning of period	9,249	6,783
Cash and cash equivalents, end of period	$6,917	$5,600

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

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows. The unaudited condensed consolidated interim financial statements contained herein should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K as filed with the SEC.

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

     We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2008, we incurred a net loss of approximately $3.5 million and positive cash flows from operations of approximately $1.6 million. As of March 31, 2009, we had an accumulated deficit of approximately $103.4 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2009, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of our products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, we have reclassified certain prior year amounts relating to the classification of revenues to show revenues from bundled time-based licenses and maintenance revenues together. We believe that the revised presentation is a better way to reflect our revenue stream. The effects of these reclassifications had no impact on previously reported total revenues, gross profit or net income.

Stock-Based Compensation Expense

     Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”) Share-Based Payment for the three months ended March 31, 2009 and 2008 was $120,000 and $177,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

     Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Net Loss Per Share

     SFAS 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three months ended March 31, 2009 and 2008 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator - Basic and Diluted
Net loss	$(104)	$(1,266)

Denominator - Basic and Diluted
Weighted average common stock outstanding	9,468	9,674

Basic and Diluted net loss per share	$(0.01)	$(0.13)

      Options and warrants to purchase an aggregate of 2.5 million shares of common stock outstanding at March 31, 2009 and 2.3 million shares at March 31, 2008 were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three months then ended.

Recently Issued Accounting Standards

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company does not expect that the implementation of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP FAS 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The Company is evaluating the impact the implementation of FSP FAS 157-4 will have on its consolidated financial statements.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)” (“FSP FAS 115-2 and FAS 124-2”) which is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4. The Company is evaluating the impact the implementation of FSP FAS 115-2 and FAS 124-2 will have on its consolidated financial statements.

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

     Cash, cash equivalents and investments consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$650	$647
Money market funds	6,267	8,452
U.S. government agency notes	-	150
Total cash and cash equivalents	$6,917	$9,249

Short-term investments:
U.S. government agency notes	-	$150
Total short-term investments	$-	$150

Note 3. Goodwill

     The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4. Loan Agreement

     As of March 31, 2009, we had a loan agreement with a bank under which we could borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 3.25% at March 31, 2009. There were no outstanding borrowings under the agreement, and we were in compliance with the covenants under the agreement as of March 31, 2009. The agreement expired on April 26, 2009.

     On April 24, 2009, we entered into a loan agreement with a bank under which we may borrow, on a revolving basis, up to $2.0 million. The interest rate applicable to any outstanding amounts is determined by reference to LIBOR plus a stated margin, and is subject to daily adjustment. In connection with entering into the agreement, we granted the bank a security interest in all of our existing and after-acquired property, including, but not limited to, intellectual property, inventory and equipment. Under the agreement, we must comply with certain operating and reporting covenants as a condition to receiving credit extensions. If we fail to perform any of our obligations, violate any of our covenants, suffer a material adverse change in our business or financial condition or become insolvent under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing us money or extending us credit. The agreement expires on February 24, 2010. We are currently in compliance with all the operating and reporting covenants under the agreement and there are currently no borrowings outstanding.

Note 5. Income Taxes

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which provisions included a two-step approach to recognizing, de-recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109 “Accounting for Income Taxes” (“SFAS 109”). As a result of the implementation of FIN No. 48, the Company recognized an increase of approximately $0.6 million in the liability for unrecognized tax benefits and a decrease in the related reserve of the same amount. Therefore upon implementation of FIN No. 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings.

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As March 31, 2009, the Company had no accrued interest and penalties related to uncertain tax matters.

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

Note 6. Commitments and Contingencies

     Contractual Obligations

     The Company and its subsidiaries in the U.S. and Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, and payments due under a capital lease and a software purchase commitment at March 31, 2009 were as follows (in thousands):

	Operating		Purchase
Year ending December 31,	Leases	Capital Lease	Obligations
2009	574	36	325
2010	305	66	650
2011	70	-	650
	$949	$102	$1,625

     Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

     Indemnification Obligations

     The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of March 31, 2009.

     The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2009.

     Warranties

     The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of March 31, 2009. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Concentration of Revenues and Credit Risks

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Customers accounting for more than 10 percent of revenue are as follows:

	Three Months Ended March 31,
	2009	2008
Broadcom Corporation	24%	21%
LSI Logic Corporation	16%	16%

     At March 31, 2009, three customers accounted for 38%, 37%, and 10% of net accounts receivable, respectively. At December 31, 2008, four customers accounted for approximately 34%, 25%, 10% and 10% of net accounts receivable, respectively.

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

     For the three months ended March 31, 2009 and 2008, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(104)	$(1,266)

Other comprehensive income (loss) -
Cumulative translation adjustment	-	6
Unrealized gain (loss) on
available-for-sale investments, net	(8)	(12)
Comprehensive loss	$(112)	$(1,272)

Note 9. Stock Option Plans

     Stock Option Plan

     The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) is a successor to the 1994 Flexible Stock Incentive Plan (the “1994 Plan”). The number of shares reserved for issuance under the 2000 Plan are increased on the first day of each of the Company’s fiscal years from 2002 to 2010 by the lesser of 300,000 shares, 3.5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board of Directors and are also increased by any forfeitures under the 1994 Plan. On January 29, 2009, the Board of Directors approved an increase of 300,000 shares for issuance under the 2000 Plan. As of March 31, 2009, options to purchase a total of 2,490,440 and 0 shares of common stock were outstanding under the 2000 Plan and the 1994 Plan, respectively. In addition, the Board of Directors has granted 280,200 non-qualified options, none of which options remained outstanding at March 31, 2009. A total of 3,144,037 shares are reserved for future issuance at March 31, 2009.

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

     The following table summarizes all option activities from December 31, 2008 through March 31, 2009 (shares in thousands, except per share data):

	March 31, 2009
		Weighted
		Average
		Exercise
	Number of	Price
	Shares	per Share
Options outstanding:
Beginning balance	2,777	$2.02

Granted	-	-
Exercised	-	-
Forfeited	(287)	2.59

Ending balance	2,490	$1.96

Options exercisable at end of period	1,147	$2.68

      There were no grants during the three months ended March 31, 2009. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.02. There were no options exercised during the three months ended March 31, 2009 and 2008, respectively. There was no tax benefit realized from exercised options. For the three months ended March 31, 2008, the value of the option grants has been calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2008
Expected average life of option	4.59 years
Risk-free interest rate	2.38%
Expected dividends	-
Expected volatility	72%

     The options outstanding and currently exercisable by exercise price at March 31, 2009 were as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number of	average	Weighted	Number of	average	Weighted
	Shares	remaining	average	Shares	remaining	average
Exercise	Underlying	contractual	exercise	Underlying	contractual	exercise
Price	Options	life (years)	price	Options	life (years)	price
$0.83-$0.83	807	9.7	$0.83	-	-	-
$0.97-$2.35	467	8.8	$1.74	125	8.7	$1.81
$2.50-$2.50	686	7.9	$2.50	686	7.9	$2.50
$2.68-$9.05	530	7.3	$3.15	336	7.1	$3.38
	2,490	8.5	$1.96	1,147	7.8	$2.68

Vested and expected to vest	1,940	8.4	$2.11

     The aggregate intrinsic value of options outstanding in the preceding table, based on our closing stock price of $1.00 as of March 31, 2009, was $137,000. The aggregate intrinsic value of vested options and those expected to vest was $86,000 as of March 31, 2009. The total fair value of options vested during the three months ended March 31, 2009 and 2008 were $144,000 and $266,000, respectively. As of March 31, 2009, total compensation cost related to non-vested stock options not yet recognized was $440,000 which is expected to be recognized over the next 1.7 years.

     Stock Purchase Plan

     Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”) a total of 400,000 shares of common stock were reserved for issuance at December 31, 2008. The number of shares reserved for issuance under the Purchase Plan is increased on the first day of each fiscal year by the lesser of 50,000 shares, 1% of the outstanding shares on that date or a lesser amount as determined by the Board of Directors. On January 29, 2009, the Board of Directors approved an increase in the number of shares reserved for issuance by 50,000 shares. The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Compensation Committee of the Company’s Board of Directors.

     The estimated fair value of purchase rights under the Company’s Purchase Plan was determined using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected average life of option	0.5 year	0.5 year
Risk-free interest rate	0.35%	2.07%
Expected dividends	-	-
Expected volatility	183%	86%

     The weighted average per share fair value of purchase rights under the Purchase Plan was $0.75 and $0.64 for the three months ended March 31, 2009 and 2008, respectively.

     Valuation and Expense Information under SFAS 123(R)

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2009 and 2008, respectively, which was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues:
Service	$9	$6
Stock-based compensation expense included in cost of sales	9	6
Operating expenses:
Research and development	55	55
Sales and marketing	13	60
General and administrative	43	56
Stock-based compensation expense included in operating expenses	111	171

Total stock-based compensation expense related to employee
stock options and employee stock purchases	$120	$177

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

     The table below sets forth revenues by product line (in thousands):

	Three Months Ended
	March 31,
	2009	2008
ETCreate	$2,307	$2,361
Silicon Insight	474	454
Others	283	155
Total revenues	$3,064	$2,970

     The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended
	March 31,
	2009	2008
United States	$2,217	$2,133
Japan	447	549
Others	400	288
	$3,064	$2,970

     The following is a summary of the Company’s long-lived assets (in thousands):

	March 31,	December 31,
	2009	2008
United States	$280	$323
Canada	65	85
Japan	2	3
	$347	$411

Note 11. Subsequent Event

     On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mentor Graphics Corporation, an Oregon corporation (“Mentor”), and Fulcrum Acquisition Corporation, a wholly-owned subsidiary of Mentor (“Merger Sub”). Under the terms of the Merger Agreement, if applicable conditions are met, Merger Sub will merge with and into the Company, and the Company will survive as a wholly-owned subsidiary of Mentor (the “Merger”). The Merger Agreement has been approved by the Boards of Directors of each of the Company and Mentor, and is subject to the approval of the Company’s stockholders. If the Merger is completed, each outstanding share of the Company’s common stock will be converted into the right to receive 0.2006 shares of Mentor common stock (the “Exchange Ratio”). Outstanding options to purchase the Company’s common stock will be assumed by Mentor and converted upon completion of the Merger into stock options with respect to Mentor common stock, after giving effect to the Exchange Ratio (or, in Mentor’s discretion, Mentor will grant equivalent options under one of its equity plans in substitution of such options to purchase the Company’s common stock, after giving effect to the Exchange Ratio). Outstanding warrants to purchase the Company’s common stock will automatically terminate upon the Merger in accordance with their terms and will be converted into the right to receive a number of shares of Mentor common stock, if any, based on the Exchange Ratio. The Merger Agreement contains termination rights for both the Company and Mentor. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Mentor a termination fee of $538,193 plus, subject to a cap of $403,645, the aggregate amount of reasonable and documented out-of-pocket expenses incurred by Mentor.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies and Estimates

     LogicVision’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for LogicVision include revenue recognition, allowance for doubtful accounts, valuation of investments, inventory, goodwill impairment, valuation of long-lived intangible assets, accounting for stock-based compensation, and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $120,000 and $177,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

     Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

     Orders and backlog

     We received new orders of $2.6 million in the first quarter of 2009, compared to $450,000 in the fourth quarter of 2008 and $10.5 million in the first quarter of 2008. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders. One of the orders received in the first quarter of 2009 represented over 77% of the total of the new orders received; that order covered a three-year period and was from an existing customer.

     Our one-year backlog was $10.7 million at March 31, 2009, compared with $9.9 million at December 31, 2008 and $10.1 million at March 31, 2008. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Revenues, cost of revenues and gross profit

     The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three months ended March 31, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended
	March 31,		%
	2009	2008	Change
Revenues:
Bundled time-based license and maintenance	$2,720	$2,815	-3%
Other license	61	-	100%
Professional service	283	155	83%
Total revenues	3,064	2,970	3%

Cost of revenues:
Bundled time-based license and maintenance	468	754	-38%
Professional service	136	77	77%
Total cost of revenues	604	831	-27%

Gross profit	$2,460	$2,139	15%

Percentage of total revenues:
Revenues:
Bundled time-based license and maintenance	89%	95%
Other license	2%	0%
Professional service	9%	5%
Total revenues	100%	100%

Cost of revenues:
Bundled time-based license and maintenance	15%	25%
Professional service	5%	3%
Total cost of revenues	20%	28%

Gross profit	80%	72%

     The majority of our revenues are generated from time-based licenses, which are bundled to include maintenance services for the duration of their terms. We typically recognize the license and maintenance revenue ratably during the maintenance period. We believe the revised presentation is a better way to reflect our revenue stream. The professional service revenue is derived primarily from consulting and training services we provide to customers. Occasionally we sell a term-based or perpetual license to a customer for which we can carve out the fair value of any undelivered elements, which results in other license revenue.

     Total revenues increased slightly for the three months ended March 31, 2009 compared to the same period in fiscal 2008 primarily due to orders received in the past three quarters. Professional service revenue increased primarily due to an increase in consulting services provided to customers.

     Total cost of revenues decreased in the three months ended March 31, 2009 compared to the same period in fiscal 2008 primarily due to decreased post-sales support by our application engineering group, and a software license that had reached the end of its useful life by December 31, 2008. Cost of professional service increased primarily due to an increase in time spent on services provided to customers.

     Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the three months ended March 31, 2009 and 2008 (in thousands, except percentage data):

     Revenue by product line:

	Three Months Ended
	March 31,		%
	2009	2008	Change
ETCreate	$2,307	$2,361	-2%
Silicon Insight	474	454	4%
Others	283	155	83%
Total revenues	$3,064	$2,970	3%

     Revenue by geographic region:

	Three Months Ended
	March 31,		%
	2009	2008	Change
United States	$2,217	$2,133	4%
Japan	447	549	-19%
Others	400	288	39%
	$3,064	$2,970	3%

     Product line:

     ETCreate™ consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an application-specific integrated circuit or system-on-chip design. ETCreate revenues remained consistent for the three months ended March 31, 2009 compared to the same period in fiscal 2008.

     Silicon Insight™ consists of hardware and software products for use with third party test platforms. Silicon Insight enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. Silicon Insight revenues remained consistent for the three months ended March 31, 2009 compared to the same period in fiscal 2008.

     Others included revenues from consulting and training activities. Consulting revenue increased compared to the same period in fiscal 2008 due to an increase in consulting services provided to customers.

     Geographic region:

     Revenue in the United States was slightly higher for the three months ended March 31, 2009 compared to the same period in fiscal 2008. Revenue in Japan decreased in the three months ended March 31, 2009 compared to the same period in fiscal 2008 primarily due to decreased orders in the past three months.

     Operating Expenses:

     The table below sets forth operating expense data for the three months ended March 31, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended
	March 31,		%
	2009	2008	Change
Operating expenses:
Research and development	$800	$1,008	-21%
Sales and marketing	843	1,506	-44%
General and administrative	687	894	-23%
Cost related to strategic alternatives	243	-	100%

Total operating expenses	$2,573	$3,408	-25%

Percentage of total revenues:
Operating expenses:
Research and development	26%	34%
Sales and marketing	28%	51%
General and administrative	22%	30%
Cost related to strategic alternatives	8%	-

Total operating expenses	84%	114%

     Research and development expenses decreased in the three months ended March 31, 2009 compared to the same period in fiscal 2008, primarily due to lower compensation and facility expenses resulting from our cost reduction effort.

     Sales and marketing expenses decreased in the three months ended March 31, 2009 compared to the same period in fiscal 2008, primarily due to lower compensation expenses resulting from a reduction in headcount and lower commission expenses resulting from lower bookings.

     General and administrative expenses decreased in the three months ended March 31, 2009, compared to the same period in fiscal 2008, primarily due to lower compensation and facility expenses resulting from our cost reduction effort.

     Cost related to strategic alternatives comprised primarily of legal expenses related to consideration of strategic alternatives as publicly announced in December of 2008.

     Other Items:

     The table below sets forth other data for the three months ended March 31, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended
	March 31,		%
	2009	2008	Change
Interest and other income, net	$9	$18	-50%
Income tax provision	$-	$15	-6%

Percentage of total revenues:
Interest and other income, net	0%	1%
Income tax provision	-	1%

     Interest and other income, net decreased in the three months ended March 31, 2009 compared to the same period in fiscal 2008, primarily due to lower interest rates earned on our investments as a result of lower market interest rates and lower investment balances.

     Income tax provision Our net operating losses are generated domestically, and amounts attributed to our foreign operations have been insignificant for all periods presented. Our income tax provisions are primarily related to state and foreign taxes. No benefit for income taxes has been recorded due to the uncertainty of the realization of deferred tax assets. From inception through December 31, 2008, we incurred net losses for federal and state tax purposes. As of December 31, 2008, we had federal and California net operating loss carryforwards of approximately $93.1 million and $33.8 million available to reduce future federal and California taxable income, respectively. These federal and California carryforwards will begin to expire in 2009 if not utilized. The extent to which these carryforwards can be used to offset future taxable income may be limited under Section 382 of the Internal Revenue Code and applicable state tax law.

     We did not record a provision for income taxes in the three months ended March 31, 2009, and provision for income taxes in the three months ended March 31, 2008 was $15,000.

Liquidity and Capital Resources

     At March 31, 2009, we had cash and cash equivalents of $6.9 million and negative working capital of $362,000.

     Net cash used in operating activities was $2.5 million and $0.9 million in the first three months of 2009 and 2008, respectively. Net cash used in operating activities for the three months ended March 31, 2009 was primarily due to a net loss of $0.1 million, decreases in deferred revenue of $0.8 million, accrued liabilities of $0.3 million, increases in accounts receivable of $1.5 million and prepaid expenses and other assets of $0.2 million; partially offset by non-cash charges from stock-based compensation and depreciation and amortization of $0.2 million, and an increase of accounts payable of $0.3 million. Net cash used in operating activities for the three months ended March 31, 2008 was primarily due to a net loss of $1.3 million, a decrease in accrued liabilities of $0.6 million and an increase in accounts receivable of $0.1 million; partially offset by non-cash charges from stock-based compensation and depreciation and amortization of $0.3 million, an increase in deferred revenue of $0.7 million and an increase in prepaid expenses and other current assets of $0.1 million.

     Net cash provided by investing activities was $150,000 in the first three months of 2009, and net cash used in investing activates was $341,000 in the first three months of 2008. Net cash provided by investing activities in the first three months of 2009 was due to proceeds from maturities of marketable securities of $150,000. Net cash used by investing activities in the first three months of 2008 was primarily due to the purchase of marketable securities of $0.8 million and fixed assets of $59,000, partially offset by the proceeds from maturities of marketable securities of $0.5 million.

     Net cash provided by financing activities was $4,000 and $9,000 in the first three months of 2009 and 2008, respectively, and was primarily due to the proceeds from the issuance of common stock pursuant to the employee stock purchase plan, partially offset by payments made on capital leases.

     As of March 31, 2009, we had a loan agreement with a bank under which we could borrow, on a revolving basis, up to $1.0 million at an interest rate equal to prime rate, which was equal to an annual rate of 3.25% at March 31, 2009. There were no outstanding borrowings under the agreement, and we were in compliance with the covenants under the agreement as of March 31, 2009. The agreement expired on April 26, 2009.

     On April 24, 2009, we entered into a loan agreement with a bank under which we may borrow, on a revolving basis, up to $2.0 million. The interest rate applicable to any outstanding amounts is determined by reference to LIBOR plus a stated margin, and is subject to daily adjustment. In connection with entering into the agreement, we granted the bank a security interest in all of our existing and after-acquired property, including, but not limited to, intellectual property, inventory and equipment. Under the agreement, we must comply with certain operating and reporting covenants as a condition to receiving credit extensions. If we fail to perform any of our obligations, violate any of our covenants, suffer a material adverse change in our business or financial condition or become insolvent under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing us money or extending us credit. The agreement expires on February 24, 2010. We are currently in compliance with all the operating and reporting covenants under the agreement and there are currently no borrowings outstanding.

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

     We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources will be sufficient to meet our anticipated operating and capital requirements for at least the remainder of fiscal 2009.

Contractual Obligations and Other Commercial Commitments

     At March 31, 2009, our contractual obligations and commercial commitments have been summarized below (in thousands):

	Operating		Purchase
Year ending December 31,	Leases	Capital Lease	Obligations
2009	574	36	325
2010	305	66	650
2011	70	-	650
	$949	$102	$1,625

Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases and purchase commitments as described above.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

     In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues has been denominated in U.S. dollars; however, as we increase our direct sales activities in Japan, an increasing portion of our revenues may be denominated in Japanese yen. In addition, the operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results has not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

The current economic downturn and uncertainty in the global economy and effects on the industries into which we sell our products impacted our customers’ research and development budgets, and harmed our business and operating results.

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

     The primary customers for semiconductors that incorporate our embedded test technology are companies in the automotive, consumer, communications, medical products, networking and server products industries. The current economic downturn and a downturn in these particular markets or in general economic conditions could result in the cutback of research and development budgets or capital expenditures, which would likely result in a reduction in demand for our products and services and could harm our business. If the economy continues to experience economic, political or social turmoil, existing and prospective customers may further reduce their design budgets or delay implementation of our products, which could harm our business and operating results.

We are subject to the cyclical nature of the semiconductor and electronics industries, and any downturn in these industries could harm our business, operating results, and financial condition.

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

We have a history of losses and an accumulated deficit of approximately $103.4 million as of March 31, 2009. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $3.5 million, $3.7 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. At March 31, 2009, we had an accumulated deficit of approximately $103.4 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     We derive a significant portion of our revenues from a relatively small number of customers. Two customers accounted for approximately 24% and 16%, respectively, of revenues for the three months ended March 31, 2009. Two customers accounted for approximately 18% and 16%, respectively, of total revenues in the year ended December 31, 2008; these customers accounted for approximately 21% and 19%, respectively, of total revenues in the year ended December 31, 2007, and 26% and 18%, respectively, of total revenues for the year ended December 31, 2006. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 75% of our total revenues for the three months ended March 31, 2009, and 79%, 87% and 79% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     International revenues accounted for 28% of our total revenues for the three months ended March 31, 2009, and 30%, 25% and 16% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: May 13, 2009

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.