Form 10-Q
period 2009-06-30
LOGICVISION INC
filed 2009-07-30
CIK 1041418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q
____________________
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

     At July 29, 2009, 9,473,572 shares of Registrant’s Common Stock, $0.0001 par value were outstanding.

LOGICVISION, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,358	$9,249
Short-term investments	-	150
Accounts receivable, net of allowance for doubtful
accounts of $13 and $5, respectively	1,299	504
Prepaid expenses and other current assets	893	593
Total current assets	8,550	10,496
Property and equipment, net	294	411
Goodwill	6,846	6,846
Other long-term assets	201	206
Total assets	$15,891	$17,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$899	$516
Accrued liabilities	1,384	1,791
Deferred revenue, current portion	7,082	7,871
Total current liabilities	9,365	10,178
Deferred revenue	705	1,703
Other long-term liabilities	55	187
Total liabilities	10,125	12,068

Commitments and contingencies (See Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value:
Authorized: 5,000 shares;
Issued and outstanding: no shares issued and outstanding	-	-
Common stock, $0.0001 par value:
Authorized: 50,000 shares;
Issued and outstanding: 9,474 shares at June 30, 2009
and 9,460 shares at December 31, 2008	1	1
Additional paid-in capital	109,497	109,247
Accumulated other comprehensive loss	(37)	(29)
Accumulated deficit	(103,695)	(103,328)
Total stockholders' equity	5,766	5,891
Total liabilities and stockholders' equity	$15,891	$17,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Bundled license and maintenance	$2,712	$2,766	$5,432	$5,581
Upfront license	-	-	61	-
Professional service	273	261	556	416
Total revenues	2,985	3,027	6,049	5,997

Cost of revenues:
Bundled license and maintenance	410	720	878	1,474
Professional service	142	108	278	185
Total cost of revenues	552	828	1,156	1,659
Gross profit	2,433	2,199	4,893	4,338

Operating expenses:
Research and development	914	801	1,715	1,809
Sales and marketing	758	1,540	1,601	3,046
General and administrative	556	915	1,243	1,809
Cost related to Mentor Graphics acquisition	475	-	718	-
Total operating expenses	2,703	3,256	5,277	6,664

Loss from operations	(270)	(1,057)	(384)	(2,326)
Interest and other income, net	8	58	18	76

Loss before provision (benefit) for income taxes	(262)	(999)	(366)	(2,250)
Income tax provision (benefit)	-	(2)	-	13

Net loss	$(262)	$(997)	$(366)	$(2,263)

Net loss per common share, basic and diluted	$(0.03)	$(0.10)	$(0.04)	$(0.23)
Weighted average number of shares outstanding, basic and diluted	9,474	9,600	9,471	9,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOGICVISION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(366)	$(2,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	197
Provision for (recovery of) doubtful accounts	8	(8)
Stock-based compensation	234	293
Changes in operating assets and liabilities:
Accounts receivable	(803)	(178)
Prepaid expenses and other current assets	(300)	338
Other long-term assets	5	5
Accounts payable	383	78
Accrued and other liabilities	(517)	(392)
Deferred revenue	(1,787)	119
Net cash used in operating activities	(3,022)	(1,811)

Cash flows from investing activities:
Purchase of investments	-	(1,407)
Purchase of property and equipment	(1)	(150)
Proceeds from sales and maturities of investments	150	1,525
Net cash provided by (used in) investing activities	149	(32)

Cash flows from financing activities:
Proceeds from issuance of common stock	15	19
Payments made on capital lease	(23)	(19)
Repurchase of common stock	-	(175)
Net cash used in financing activities	(8)	(175)

Effect of exchange rate on cash and cash equivalents	(10)	(21)

Net decrease in cash and cash equivalents	(2,891)	(2,039)
Cash and cash equivalents, beginning of period	9,249	6,783
Cash and cash equivalents, end of period	$6,358	$4,744

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

     We have incurred substantial losses and negative cash flows from operations since inception. For the year ended December 31, 2008, we incurred a net loss of approximately $3.5 million and positive cash flows from operations of approximately $1.6 million. As of June 30, 2009, we had an accumulated deficit of approximately $103.7 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least December 31, 2009, we are subject to risks associated with companies of similar size and stage of development, including but not limited to, dependence on key individuals, competition from substitute services and larger companies, and the continued successful development and marketing of our products and services. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

Stock-Based Compensation Expense

     Stock-based compensation expense recognized under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123(R)”) Share-Based Payment for the six months ended June 30, 2009 and 2008 was $234,000 and $293,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

     Compensation expense for all share-based payment awards is recognized using the multiple option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2009 and 2008, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

     There were no stock options granted during the quarter ended June 30, 2009.

Net Loss Per Share

     SFAS 128, “Earnings Per Share,” requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if outstanding securities to issue common stock were exercised or converted to common stock. Diluted net loss per share for the three and six months ended June 30, 2009 and 2008 does not differ from basic net loss per share since potential shares of common stock issuable upon exercise of stock options and warrants are anti-dilutive under the treasury stock method.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator - Basic and Diluted
Net loss	$(262)	$(997)	$(366)	$(2,263)

Denominator - Basic and Diluted
Weighted average common stock outstanding	9,474	9,600	9,471	9,637

Basic and Diluted net loss per share	$(0.03)	$(0.10)	$(0.04)	$(0.23)

      Options and warrants to purchase an aggregate of 2.4 million shares of common stock outstanding at June 30, 2009 and 2.3 million shares at June 30, 2008 were excluded from the computation of diluted shares because of their antidilutive effect on net loss per share for the three and six months then ended.

Recently Issued Accounting Standards

      In May 2009 the FASB issued and we adopted SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.

      In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for financial statements after January 1, 2010.

      In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting, or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification entitled The FASB Accounting Standards Codification. The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than references to GAAP will be changed.

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

     Cash, cash equivalents and investments consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$427	$647
Money market funds	5,931	8,452
U.S. government agency notes	-	150
Total cash and cash equivalents	$6,358	$9,249

Short-term investments:
U.S. government agency notes	-	$150
Total short-term investments	$-	$150

Note 3. Goodwill

     The Company evaluates goodwill at least on an annual basis (in the fourth quarter) and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow. No assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment.

Note 4. Loan Agreement

     As of June 30, 2009, we had a loan agreement with a bank under which we may borrow, on a revolving basis, up to $2.0 million. The interest rate applicable to any outstanding amounts is determined by reference to LIBOR plus a stated margin, and is subject to daily adjustment. In connection with entering into the agreement, we granted the bank a security interest in all of our existing and after-acquired property, including, but not limited to, intellectual property, inventory and equipment. Under the agreement, we must comply with certain operating and reporting covenants as a condition to receiving credit extensions. If we fail to perform any of our obligations, violate any of our covenants, suffer a material adverse change in our business or financial condition or become insolvent under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing us money or extending us credit. The agreement expires on February 24, 2010. We are currently in compliance with all the operating and reporting covenants under the agreement and there are currently no borrowings outstanding.

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

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, the Company had no accrued interest and penalties related to uncertain tax matters.

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

Note 6. Commitments and Contingencies

       Contractual Obligations

       The Company and its subsidiaries in the U.S. and Canada rent office facilities under noncancelable operating leases which expire through July 2011. The Company and its subsidiaries are responsible for certain maintenance costs, taxes and insurance under the respective leases. Total future minimum payments under such operating leases, including estimated operating costs, and payments due under a capital lease and a software purchase commitment at June 30, 2009 were as follows (in thousands):

	Operating		Purchase
Year ending December 31,	Leases	Capital Lease	Obligations	Total
2009	383	24	163	570
2010	305	66	650	1,021
2011	70	-	650	720
	$758	$90	$1,463	$2,311

     Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases as described above.

     Indemnification Obligations

     The Company enters into standard license agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify its customers for losses suffered or incurred by them as a result of any patent, copyright, or other intellectual property infringement claim by any third party with respect to the Company’s products. These indemnification obligations have perpetual terms. The Company’s normal business practice is to limit the maximum amount of indemnification to the amount received from the customer. On occasion, the maximum amount of indemnification the Company may be required to make may exceed its normal business practices. The Company estimates the fair value of its indemnification obligations as insignificant, based upon its historical experience concerning product and patent infringement claims. Accordingly, the Company had no liabilities recorded for indemnification under these agreements as of June 30, 2009.

     The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officers insurance policy that reduces its exposure and enables the Company to recover a portion of future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2009.

     Warranties

     The Company offers its customers a warranty that its products will conform to the documentation provided with the products. To date, there have been no payments or material costs incurred related to fulfilling these warranty obligations. Accordingly, the Company has no liabilities recorded for these warranties as of June 30, 2009. The Company assesses the need for a warranty reserve on a quarterly basis, and there can be no guarantee that a warranty reserve will not become necessary in the future.

Note 7. Concentration of Revenues and Credit Risks

     The Company has been dependent on a relatively small number of customers for a substantial portion of its revenue, although the customers comprising this group have changed from time to time. Customers accounting for more than 10 percent of revenue for the periods indicated below are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Broadcom Corporation	28%	18%	26%	19%
LSI Corporation	16%	17%	16%	17%
NEC Corporation	14%	17%	14%	16%

     At June 30, 2009, three customers accounted for 20%, 20% and 11% of net accounts receivable, respectively. At December 31, 2008, four customers accounted for approximately 34%, 25%, 10% and 10% of net accounts receivable, respectively.

     Revenue from NEC has been derived from two distributors in the 2008 and 2009 quarterly periods. Prior to the three months ended June 30, 2009, revenue from NEC from each distributor did not constitute more than 10% of revenue. For the three months ended June 30, 2009, one of the distributor’s revenue from NEC accounted for more than 10% of the Company’s revenue, and accordingly, the combined revenue from distributors that has been derived from NEC has been reported in the table above.

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

     For the three and six months ended June 30, 2009 and 2008, comprehensive loss, which was comprised of the Company’s net loss for the periods and changes in foreign currency translation adjustments and unrealized gains (losses) on investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(262)	$(997)	$(366)	$(2,263)

Other comprehensive income (loss) -
Cumulative translation adjustment	-	(19)	(8)	(31)
Unrealized gain (loss) on
available-for-sale investments, net	-	(6)	-	-
Comprehensive loss	$(262)	$(1,022)	$(374)	$(2,294)

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

     The table below sets forth revenues by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
ETCreate	$2,268	$2,227	$4,575	$4,588
Silicon Insight	444	508	918	962
Others	273	292	556	447
Total revenues	$2,985	$3,027	$6,049	$5,997

     The following is a summary of the Company’s revenues by geographic operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$2,149	$2,191	$4,366	$4,324
Japan	498	524	945	1,073
Others	338	312	738	600
	$2,985	$3,027	$6,049	$5,997

     The following is a summary of the Company’s long-lived assets (in thousands):

	June 30,	December 31,
	2009	2008
United States	$237	$323
Canada	55	85
Japan	2	3
	$294	$411

Note 10. Proposed Merger

     On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mentor Graphics Corporation, an Oregon corporation (“Mentor Graphics”), and Fulcrum Acquisition Corporation, a wholly-owned subsidiary of Mentor Graphics (“Merger Sub”). Under the terms of the Merger Agreement, if applicable conditions are met, Merger Sub will merge with and into the Company, and the Company will survive as a wholly-owned subsidiary of Mentor Graphics (the “Merger”). The Merger Agreement has been approved by the Boards of Directors of each of the Company and Mentor Graphics, and is subject to the approval of the Company’s stockholders. If the Merger is completed, each outstanding share of the Company’s common stock will be converted into the right to receive 0.2006 shares of Mentor Graphics common stock (the “Exchange Ratio”). Outstanding options to purchase the Company’s common stock will be assumed by Mentor Graphics and converted upon completion of the Merger into stock options with respect to Mentor Graphics common stock, after giving effect to the Exchange Ratio (or, in Mentor Graphics’ discretion, Mentor Graphics will grant equivalent options under one of its equity plans in substitution of such options to purchase the Company’s common stock, after giving effect to the Exchange Ratio). Outstanding warrants to purchase the Company’s common stock will automatically terminate upon the Merger in accordance with their terms and will be converted into the right to receive a number of shares of Mentor Graphics common stock, if any, based on the Exchange Ratio. The Merger Agreement contains termination rights for both the Company and Mentor Graphics. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Mentor Graphics a termination fee of $538,193 plus, subject to a cap of $403,645, the aggregate amount of reasonable and documented out-of-pocket expenses incurred by Mentor Graphics.

       The LogicVision stockholders meeting is currently scheduled for August 18, 2009. During the three months and six months ended June 30, 2009, we recorded merger-related costs of $475,000 and $718,000, respectively.

Note 11. Subsequent Events

       In accordance with SFAS 165, we have evaluated subsequent events through July 30, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

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

Merger Agreement with Mentor Graphics

     On May 6, 2009, we entered into a merger agreement with Mentor Graphics Corporation pursuant to which Mentor Graphics has agreed to acquire us subject to the terms and conditions set forth in the merger agreement. The merger agreement was unanimously approved by the boards of directors of both LogicVision and Mentor Graphics.

     At the effective time of the proposed merger, each issued and outstanding share of LogicVision common stock will be converted into the right to receive 0.2006 shares of Mentor Graphics common stock. The closing of the proposed merger is subject to the approval of LogicVision’s stockholders and other customary closing conditions. The LogicVision stockholders meeting to, among other things, approve the merger is currently scheduled for August 18, 2009.

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

     Stock-Based Compensation Expense

     Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2009 and 2008 was $234,000 and $293,000, respectively, which consisted of stock-based compensation expense related to employee stock options and the employee stock purchase plan.

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

     Compensation expense for all share-based payment awards is recognized using the multiple-option approach. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

     Orders and backlog

     We received new orders of $1.2 million in the second quarter of 2009, compared to $2.6 million in the first quarter of 2009 and $7.1 million in the second quarter of 2008. These new orders are for periods ranging from one to three years. Receipt of new orders may fluctuate due to the lengthy sales cycles and our dependence on relatively few customers for large orders.

     Our one-year backlog was $10.9 million at June 30, 2009, compared with $9.9 million at December 31, 2008 and $10.5 million at June 30, 2008. Backlog is comprised of deferred revenues (orders which have been billed but for which revenue has not yet been recognized) plus orders which have been accepted but have not yet been billed and for which no revenue has been recognized. A portion of the orders which have been accepted but have not yet been billed provide customers with cancellation rights; customers may also renew contracts before their expiration or modify that portion of their orders which is cancelable. Therefore, our backlog at any particular date is not necessarily indicative of revenues to be recognized during any succeeding period.

     Revenues, cost of revenues and gross profit

      The table below sets forth the fluctuations in revenues, cost of revenues and gross profit data for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Revenues:
Bundled license and maintenance	$2,712	$2,766	-2%	$5,432	$5,581	-3%
Upfront license	-	-	-	61	-	100%
Professional service	273	261	5%	556	416	34%
Total revenues	2,985	3,027	-1%	6,049	5,997	1%

Cost of revenues:
Bundled license and maintenance	410	720	-43%	878	1,474	-40%
Professional service	142	108	31%	278	185	50%
Total cost of revenues	552	828	-33%	1,156	1,659	-30%

Gross profit	$2,433	$2,199	11%	$4,893	$4,338	13%

Percentage of total revenues:
Revenues:
Bundled license and maintenance	91%	91%		90%	93%
Upfront license	0%	0%		1%	0%
Professional service	9%	9%		9%	7%
Total revenues	100%	100%		100%	100%

Cost of revenues:
Bundled license and maintenance	14%	24%		15%	25%
Professional service	5%	4%		5%	3%
Total cost of revenues	19%	28%		20%	28%

Gross profit	82%	73%		81%	72%

     The majority of our revenues are generated from time-based licenses, which are bundled to include maintenance services for the duration of their terms. We typically recognize the license and maintenance revenue ratably during the maintenance period. We believe the revised presentation is a better way to reflect our revenue stream. The professional service revenue is derived primarily from consulting and training services we provide to customers. Occasionally we sell a term-based or perpetual license to a customer for which we can carve out the fair value of any undelivered elements which results in upfront license revenue.

     Total revenues remained consistent for the three and six months ended June 30, 2009 compared to the same period in fiscal 2008. Professional service revenue increased primarily due to an increase in consulting services provided to customers.

     Total cost of revenues decreased in the three months ended June 30, 2009 compared to the same period in fiscal 2008 primarily due to decreased post-sales support by our application engineering group as well as a software license that had reached the end of its useful life by December 31, 2008. Cost of professional service increased primarily due to an increase in time spent on services provided to customers.

     Revenues by product line and country

     The table below sets forth the fluctuations in revenues by product line and geographic region for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentage data):

Revenue by product line:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
ETCreate	$2,268	$2,227	2%	$4,575	$4,588	0%
Silicon Insight	444	508	-13%	918	962	-5%
Others	273	292	-7%	556	447	24%
Total revenues	$2,985	$3,027	-1%	$6,049	$5,997	1%

Revenue by geographic region:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
United States	$2,149	$2,191	-2%	$4,366	$4,324	1%
Japan	498	524	-5%	945	1,073	-12%
Others	338	312	8%	738	600	23%
	$2,985	$3,027	-1%	$6,049	5,997	1%

     Product line:

     ETCreate™ consists of embedded test intellectual property and corresponding design automation software that provides embedded test solutions for different components of an application-specific integrated circuit or system-on-chip design. ETCreate revenues remained consistent for the three and six months ended June 30, 2009 compared to the same period in fiscal 2008.

     Silicon Insight™ consists of hardware and software products for use with third party test platforms. Silicon Insight enables faster time-to-market and lower test costs through the support of interactive or test program controlled at-speed testing, datalogging, and debug of silicon designed with LogicVision’s embedded test IP. Silicon Insight revenues decreased for the three and six months ended June 30, 2009 compared to the same period in fiscal 2008, primarily due to fewer orders received from customers.

     Others includes revenues from consulting and training activities. Consulting revenue decreased for the three months ended June 30, 2009 compared to the same period in fiscal 2008 due to a decrease in consulting services provided to customers. Consulting revenue increased for the six months ended June 30, 2009 compared to the same period in fiscal 2008 due to an increase in on-site consulting services to customers.

     Geographic region:

     Revenue in the United States remained consistent for the three and six months ended June 30, 2009 compared to the same period in fiscal 2008. Revenue in Japan decreased in the three and six months ended June 30, 2009 compared to the same period in fiscal 2008 primarily due to decreased orders in the past six months.

     Operating Expenses:

     The table below sets forth operating expense data for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Operating expenses:
Research and development	$914	$801	14%	$1,715	$1,809	-5%
Sales and marketing	758	1,540	-51%	1,601	3,046	-47%
General and administrative	556	915	-39%	1,243	1,809	-31%
Cost related to Mentor Graphics
acquisition	475	-	100%	718	-	100%

Total operating expenses	$2,703	$3,256	-17%	$5,277	$6,664	-21%

Percentage of total revenues:
Operating expenses:
Research and development	31%	26%		28%	30%
Sales and marketing	25%	51%		26%	51%
General and administrative	19%	30%		21%	30%
Cost related to Mentor Graphics
acquisition	16%	-		12%	0%

Total operating expenses	91%	107%		87%	111%

     Research and development expenses increased in the three months ended June 30, 2009 compared to the same period in fiscal 2008, primarily due to a Canadian research and development credit received during the three months ended June 30, 2008 that we have not received in the current quarter of 2009. The expenses decreased in the six months ended June 30, 2009 compared to the same period in fiscal 2008, primarily due to lower compensation and facility expenses resulting from our cost reduction efforts.

     Sales and marketing expenses decreased in the three and six months ended June 30, 2009 compared to the same period in fiscal 2008, primarily due to lower compensation expenses resulting from a reduction in headcount and lower commission expenses resulting from lower bookings.

     General and administrative expenses decreased in the three and six months ended June 30, 2009, compared to the same period in fiscal 2008, primarily due to lower compensation and facility expenses resulting from our cost reduction efforts.

     Cost related to Mentor Graphics acquisition comprised primarily of the legal, accounting and advisory expenses related to the merger agreement entered into with Mentor Graphics Corporation publicly announced in May 2009.

     Other Items:

     The table below sets forth other data for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentage data):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Interest and other income, net	$8	$58	-86%	$18	$76	-76%

Income tax provision (benefit)	$-	$(2)	NM	$-	$13	NM

Percentage of total revenues:

Interest and other income, net	-	2%		-	1%

Income tax provision (benefit)	-	-		-	-

     Interest and other income, net decreased in the three and six months ended June 30, 2009 compared to the same period in fiscal 2008, primarily due to lower interest rates earned on our investments and cash and cash equivalents as a result of lower market interest rates.

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

Liquidity and Capital Resources

     At June 30, 2009, we had cash and cash equivalents of $6.4 million and negative working capital of $815,000.

     Net cash used in operating activities was $3.0 million and $1.8 million in the first six months of 2009 and 2008, respectively. Net cash used in operating activities for the six months ended June 30, 2009 was primarily due to a net loss of $0.4 million, decreases in deferred revenue of $1.8 million, accrued liabilities of $0.5 million, increases in accounts receivable of $0.8 million and prepaid expenses and other current assets of $0.3 million; partially offset by non-cash charges from stock-based compensation and depreciation and amortization of $0.4 million, and an increase of accounts payable of $0.4 million. Net cash used in operating activities for the six months ended June 30, 2008 was primarily due to a net loss of $2.3 million, and a decrease in accrued liabilities of $0.4 million; partially offset by non-cash charges from stock-based compensation and depreciation and amortization of $0.5 million, a decrease in prepaid expenses and other current assets of $0.3 million, and an increase in deferred revenue of $0.1 million.

     Net cash provided by investing activities was $149,000 in the first six months of 2009, and net cash used in investing activates was $32,000 in the first six months of 2008. Net cash provided by investing activities in the first six months of 2009 was primarily due to proceeds from maturities of marketable securities of $150,000. Net cash used in investing activities in the first six months of 2008 was primarily due to the purchase of marketable securities of $1.4 million and fixed assets of $150,000, partially offset by the proceeds from maturities of marketable securities of $1.5 million.

     Net cash used in financing activities was $8,000 and $175,000 in the first six months of 2009 and 2008, respectively. Net cash used in finance activities in the first six months of 2009 was primarily due to the payments made on our capital lease, partially offset by the proceeds from the issuance of common stock pursuant to the employee stock purchase plan. Net cash used in financing activities in the first six months of 2008 was primarily due to the repurchase of common stock of $175,000, and payments made on our capital lease of $19,000, partially offset by proceeds of $19,000 received from the issuance of common stock pursuant to the employee stock purchase plan.

     As of June 30, 2009, we had a loan agreement with a bank under which we may borrow, on a revolving basis, up to $2.0 million. The interest rate applicable to any outstanding amounts is determined by reference to LIBOR plus a stated margin, and is subject to daily adjustment. In connection with entering into the agreement, we granted the bank a security interest in all of our existing and after-acquired property, including, but not limited to, intellectual property, inventory and equipment. Under the agreement, we must comply with certain operating and reporting covenants as a condition to receiving credit extensions. If we fail to perform any of our obligations, violate any of our covenants, suffer a material adverse change in our business or financial condition or become insolvent under the agreement, the bank can declare any outstanding amounts immediately due and payable and cease advancing us money or extending us credit. The agreement expires on February 24, 2010. We are currently in compliance with all the operating and reporting covenants under the agreement and there are currently no borrowings outstanding.

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

     We expect to finance our future commitments using existing cash resources. We currently anticipate that our available cash resources would be sufficient to meet our anticipated operating and capital requirements for at least the remainder of fiscal 2009.

Contractual Obligations and Other Commercial Commitments

     At June 30, 2009, our contractual obligations and commercial commitments have been summarized below (in thousands):

	Operating		Purchase
Year ending December 31,	Leases	Capital Lease	Obligations	Total
2009	383	24	163	570
2010	305	66	650	1,021
2011	70	-	650	720
	$758	$90	$1,463	$2,311

Off-balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist solely of operating leases and purchase commitments as described above.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

     In the normal course of business, we are exposed to market risk from the effect of foreign exchange rate fluctuations on the U.S. dollar value from our foreign operations. A significant portion of our revenues has been denominated in U.S. dollars. The operating expenses incurred by our foreign subsidiaries are denominated in local currencies. Accordingly, we are subject to exposure from movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on our financial position and operating results has not been material. We currently do not use financial instruments to hedge foreign currency risks. We intend to assess the use of financial instruments to hedge currency exposures on an ongoing basis.

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

PART II — OTHER INFORMATION

ITEM 1A: RISK FACTORS

     You should carefully consider the following risk factors and the other information included in this Quarterly Report on Form 10-Q before investing in our common stock. Our business and results of operations could be seriously impaired by any of the following risks. The trading price of our common stock could decline due to any of these risks and investors could lose part or all of their investment. In addition, if our proposed merger, hereinafter referred to as the merger, with Mentor Graphics is completed, the combined company will face additional risks. For information about these risks, refer to the Form S-4 registration statement and amendments thereto, filed with the SEC by Mentor Graphics (SEC File No. 333-159631) (the “Form S-4”), including the disclosures under the heading “Risk Factors.” Listed below are risk factors specific to LogicVision.

Risks Related to the Merger

LogicVision stockholders will receive a fixed number of shares of Mentor Graphics common stock despite changes in the market value of Mentor Graphics common stock or LogicVision common stock.

     Upon completion of the merger, each share of LogicVision common stock will be converted into 0.2006 shares of Mentor Graphics common stock. The market price of both Mentor Graphics and LogicVision common stock will fluctuate after the date of the proxy statement/prospectus. Fluctuations in the market price of Mentor Graphics and LogicVision common stock may be the result of general market and economic conditions, changes in the business, operations or prospects of Mentor Graphics or LogicVision, market assessments of the likelihood that the merger will be completed and the timing of closing of the merger and other factors independent of the merger. There will be no adjustment to the consideration payable to LogicVision stockholders in connection with the merger for changes in the market price of Mentor Graphics common stock or LogicVision common stock. In addition, neither Mentor Graphics nor LogicVision may terminate the merger agreement solely because of changes in the market price of the other company’s common stock. Accordingly, the dollar value of Mentor Graphics common stock that LogicVision stockholders will receive in the merger may be different from the dollar value of Mentor Graphics common stock on the date that LogicVision stockholders adopt the merger agreement and approve the merger. The historical share prices of both LogicVision common stock and Mentor Graphics common stock have experienced significant volatility. Mentor Graphics cannot predict or give any assurances as to the market price of Mentor Graphics common stock at any time before or after the completion of the merger.

If Mentor Graphics is not successful in integrating LogicVision into its own business, then the benefits of the merger will not be fully realized.

     Mentor Graphics may not achieve successful integration of the LogicVision assets in a timely manner, or at all, and Mentor Graphics may not realize the benefits and synergies of the merger to the extent, or in the timeframe, anticipated. The challenges to the successful integration of LogicVision into Mentor Graphics include:

  developing new products and services that optimize the assets and resources of both companies;

  integrating the strategies and operations of the two companies;

  retaining and assimilating the key personnel of LogicVision; and

  retaining and maintaining relationships with existing customers, distributors and other partners of LogicVision.

     Meeting these challenges will involve considerable risks, such as:

  the potential disruption of each company’s ongoing business and distraction of their respective management teams;

  the difficulty of fully leveraging acquired technology and intellectual property rights into Mentor Graphics’ products and services;

  unanticipated expenses related to integration, including technical and operational integration; and

  the impairment of relationships with employees, customers and channel partners as a result of the integration process or the merger.

     A failure by Mentor Graphics to successfully integrate the operation of LogicVision or otherwise to realize any of the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect Mentor Graphics’ financial position and results of operations.

If the merger is not completed, Mentor Graphics’ and LogicVision’s stock prices and future businesses and operations could be harmed.

     Mentor Graphics’ and LogicVision’s obligations to complete the merger are subject to conditions, many of which are beyond the control of Mentor Graphics and LogicVision. If the merger is not completed for any reason, each company may be subject to a number of material risks, including the following:

  LogicVision may be required under certain circumstances to pay Mentor Graphics a termination fee equal to $538,193 plus reimbursement of Mentor Graphics’ reasonable expenses up to $403,645;

  the price of Mentor Graphics common stock and LogicVision common stock may decline;

  Mentor Graphics and LogicVision may be subject to litigation related to any failure to complete the merger, which could require substantial time and resources to resolve;

  costs related to the merger, such as financial advisory, legal, accounting and printing fees, must be paid even if the merger is not completed;

  matters relating to the merger (including integration planning) require substantial commitments of time and resources by Mentor Graphics and LogicVision management, which could otherwise have been devoted to other opportunities that may have been beneficial to Mentor Graphics and LogicVision; and

  if the merger is not completed, Mentor Graphics and LogicVision would fail to derive the benefits expected to result from the merger.

     In addition, if the merger is terminated, LogicVision may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all.

Uncertainty regarding the merger may cause customers, suppliers and channel partners to delay or defer decisions concerning Mentor Graphics and LogicVision and adversely affect LogicVision’s ability to attract and retain key employees.

     The merger will occur only if stated conditions are met, including, among others, the adoption of the merger agreement and approval of the merger by LogicVision’s stockholders. Many of the conditions are outside the control of Mentor Graphics and LogicVision, and both parties also have rights to terminate the merger agreement under specified circumstances. Accordingly, there may be uncertainty regarding the completion of the merger. This uncertainty may cause customers, suppliers and channel partners to delay or defer decisions concerning certain Mentor Graphics or LogicVision products, which could negatively affect their respective businesses. Customers, suppliers and channel partners may also seek to change existing agreements with Mentor Graphics or LogicVision as a result of the merger. Any delay or deferral of those decisions or changes in existing agreements could materially impact the respective businesses of Mentor Graphics and/or LogicVision, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of the business to matters relating to the merger could materially impact each company’s business, regardless of whether the merger is completed. Current and prospective employees of LogicVision may experience uncertainty about their future roles with the combined company. This may adversely affect LogicVision’s ability to attract and retain applicable key management, sales, marketing, operations and technical personnel.

LogicVision officers and directors have conflicts of interest that may influence them to support or approve the merger.

     The directors and officers of LogicVision have interests in the merger that are different from, or in addition to, those of LogicVision stockholders. The directors and officers of LogicVision could be more likely to recommend and approve the merger agreement than if they did not hold these interests. LogicVision stockholders should consider whether these interests might have influenced these directors and officers to support or recommend the merger. The members of the LogicVision’s board of directors were aware of and considered these interests, among other matters, in evaluating and negotiating the merger agreement and the merger, and in recommending to LogicVision’s stockholders that the merger agreement be adopted. See the section titled “Proposal One—The Merger—Interests of Certain Persons in the Merger” in the Form S-4.

The termination fee and restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire LogicVision.

     Until the completion of the merger, with limited exceptions, the merger agreement prohibits LogicVision from entering into an alternative acquisition transaction with, or soliciting any alternative acquisition proposal from, another party. LogicVision has agreed under certain circumstances to pay Mentor Graphics a termination fee equal to $538,193 plus reimbursement of Mentor Graphics’ reasonable expenses up to $403,645, including where LogicVision’s board of directors withdraws its support of the merger to enter into a business combination with a third party. These provisions could discourage other companies from trying to acquire LogicVision even though those other companies might be willing to offer greater value to LogicVision stockholders than Mentor Graphics has offered in the merger.

LogicVision stockholders, as a group, will have reduced ownership and voting interests after the merger. In addition, the rights of holders of LogicVision common stock will change as a result of the merger.

     After the merger, former LogicVision stockholders will hold approximately 2% of the outstanding shares of Mentor Graphics common stock. Consequently, as a general matter, LogicVision stockholders, as a group, will have reduced ownership and voting interests in Mentor Graphics following the merger than they had in LogicVision prior to the merger and, as a result, they will have less influence over the management and policies of Mentor Graphics than they currently exercise over the management and policies of LogicVision.

     In addition, after the merger, the rights of those stockholders of LogicVision who will become stockholders of Mentor Graphics will be governed by Mentor Graphics’ amended and restated articles of incorporation and by-laws, which are different from LogicVision’s amended and restated certificate of incorporation and by-laws. For more information, see the section titled “Comparison of Rights of Holders of Mentor Graphics Common Stock and LogicVision Common Stock” in the Form S-4.

Mentor Graphics will incur additional integration expenses in connection with the merger.

     In the event the merger is completed, Mentor Graphics expects to incur additional expenses in connection with the integration of LogicVision, including integrating personnel, information technology systems, accounting systems, vendors and strategic partners of each company and implementing consistent standards, policies, and procedures.

Risks Related to LogicVision

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

We have a history of losses and an accumulated deficit of approximately $103.7 million as of June 30, 2009. If we do not generate sufficient net revenue in the future to achieve or sustain profitability, our stock price could decline.

     We have incurred significant net losses since our inception, including losses of $3.5 million, $3.7 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. At June 30, 2009, we had an accumulated deficit of approximately $103.7 million. We expect our future revenues to be impacted by our long sales cycle and our revenue recognition policies, and we expect to continue to invest in our research and development projects as well as service operations required to support our business development activities. These product and business development expenditures as well as other operating expenses could continue to exceed our revenues, thus preventing us from achieving and maintaining profitability. To achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to achieve profitability within the time frame expected by securities analysts or investors and our cash balances continue to decline, the market price of our common stock will likely decline. We may not achieve profitability if our revenues do not increase or if they increase more slowly than we expect. In addition, our operating expenses are largely fixed, and any shortfall in anticipated revenues in any given period could harm our operating results.

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

     We derive a significant portion of our revenues from a relatively small number of customers. Three customers accounted for approximately 26%, 16% and 15%, respectively, of revenues for the six months ended June 30, 2009. Three customers accounted for approximately 18%, 16% and 16%, respectively, of total revenues in the year ended December 31, 2008; these customers accounted for approximately 21%, 19% and 11%, respectively, of total revenues in the year ended December 31, 2007, and 26%, 18% and 8%, respectively, of total revenues for the year ended December 31, 2006. We anticipate that we will continue to rely on a limited number of customers for a substantial portion of our future revenues and we must obtain additional large orders from customers on an ongoing basis to increase our revenues and grow our business. In addition, the loss of any significant or well-known customer could harm our operating results or our reputation. In particular, a loss of a significant customer could cause fluctuations in our results of operations because our expenses are fixed in the short term, it takes us a long time to replace customers and, because of required methods of revenue recognition, any offsetting license revenues may need to be recognized over a period of time.

We have relied and expect to continue to rely on our ETCreate products for a significant portion of our revenues.

     Revenues from sales of our ETCreate products and related maintenance and training services accounted for 76% of our total revenues for the six months ended June 30, 2009, and 79%, 87% and 79% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We currently expect that revenues from our ETCreate products will continue to account for a substantial percentage of our revenues in the foreseeable future and thereafter. Our future operating results are significantly dependent upon the continued market acceptance of our products. Our business will be harmed if our products do not continue to achieve market acceptance or if we fail to develop and market improvements to our products or enhancements thereof. A decline in demand for our ETCreate products as a result of competition, technological change or other factors could harm our business.

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

     International revenues accounted for 28% of our total revenues for the six months ended June 30, 2009, and 30%, 25% and 16% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. In addition to our international sales, we have operations in Canada, Japan and the UK. Our success depends upon continued expansion of our international operations, and we expect that international revenues will continue to be an important component of our total future revenues. Our international business involves a number of risks, including:

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

ITEM 6: EXHIBITS

2.1	Agreement and Plan of Merger, dated May 6, 2009, by and among Mentor Graphics Corporation, Fulcrum Acquisition Corporation and LogicVision, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

4.1	Amendment to Rights Agreement, dated May 6, 2009, by and between LogicVision, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the Commission on May 7, 2009).

10.1	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and James T. Healy (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.2	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and Fadi Maamari (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.3	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and Mei Song (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.4	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2009, by and between Comerica Bank and LogicVision, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2009).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. §1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. §1350).

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

      Dated: July 30, 2009

LOGICVISION, INC.
(Registrant)

By:	/S/ JAMES T. HEALY
James T. Healy
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/S/ MEI SONG
Mei Song
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated May 6, 2009, by and among Mentor Graphics Corporation, Fulcrum Acquisition Corporation and LogicVision, Inc. (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

4.1	Amendment to Rights Agreement, dated May 6, 2009, by and between LogicVision, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A/A filed with the Commission on May 7, 2009).

10.1	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and James T. Healy (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.2	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and Fadi Maamari (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.3	Amended and Restated Change of Control and Severance Agreement dated May 6, 2009, between LogicVision, Inc. and Mei Song (incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009).

10.4	Third Amended and Restated Loan and Security Agreement, dated as of April 24, 2009, by and between Comerica Bank and LogicVision, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2009).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. §1350).

32.2	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S.C. §1350).

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